Form 10QSB
period 1998-09-30
RAKO CORP
filed 1998-11-16
CIK 1063111

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 30, 1998

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to

                  Commission File Number 0-24633

                         RAKO CORPORATION
(Exact name of small business issuer as specified in its charter)

            Idaho                           91-0853320
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

               3256 Agate Court, Boise, Idaho 83705
             (Address of principal executive offices)

Registrant's telephone no., including area code:  (208) 336-3036

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding as of September 30, 1998

Common Stock, $.001 par value                          1,025,030

                        TABLE OF CONTENTS

Heading                                                             Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements. . . . . . . . . . . .    1

          Consolidated Balance Sheets -- September 30, 1998
            and December 31, 1997. . . . . . . . . . . . . . . . .    2

          Consolidated Statements of Operations -- three and
            nine months ended September 30, 1998 and 1997             3

          Consolidated Statements of Stockholders' Equity             4

          Consolidated Statements of Cash Flows -- three and
            nine months ended September 30, 1998 and 1997             5

          Notes to Consolidated Financial Statements . . . . . . .    6

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .    9

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .   11

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .   11

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .   11

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .   11

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .   11

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .   11

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .   12

                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended September 30, 1998, have been prepared by the Company.















                         RAKO CORPORATION


                       FINANCIAL STATEMENTS

             September 30, 1998 and December 31, 1997

                        RAKO CORPORATION
                 (A Development Stage Company)
                         Balance Sheets

                             ASSETS

                                           September 30,     December 31,
                                               1998              1997
                                            (Unaudited)
CURRENT ASSETS

 Cash                                     $       -           $      -

  Total Current Assets                            -                  -

  Total Assets                           $        -           $       -

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

 Accounts payable                        $        -           $       -

  Total Current Liabilities                       -                   -

STOCKHOLDERS' EQUITY

 Common stock at $0.001 par value; authorized
  50,000,000 common shares and 20,000,000
  preferred shares; 1,025,030 common shares
  issued and outstanding                         1,025               1,025
 Additional paid-in capital                     93,075              92,072
 Deficit accumulated during the
  development stage                            (94,100)            (93,097)

  Total Stockholders' Equity                      -                   -

  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                  $        -             $     -











                           RAKO CORPORATION
                     (A Development Stage Company)
                       Statements of Operations
                              (Unaudited)
                                                                       From
                                                                    Inception on
                                                                     October 9,
                          For the Three Months For the Nine Months  1968 Through
                           Ended September 30, Ended September 30, September 30,
                               1998      1997      1998     1997       1998

REVENUE                      $   -     $   -     $   -     $  -     $   -

EXPENSES                        1,003      -        1,003     -      (94,100)

NET LOSS FROM OPERATIONS     $ (1,003) $   -     $ (1,003) $  -     $(94,100)

BASIC LOSS PER SHARE         $  (0.00) $ (0.00)  $ (0.00)  $(0.00)

BASIC WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                1,025,030 1,025,030 1,025,030 1,025,030

                           RAKO CORPORATION
                     (A Development Stage Company)
                  Statements of Stockholders' Equity
     From Inception on October 9, 1968 Through September 30, 1998

                                                                     Deficit
                                                                   Accumulated
                                                       Additional   During the
                                        Common Stock     Paid-in   Development
                                    Shares      Amount   Capital      Stage

Inception on October 9, 1968           -       $  -     $   -     $    -

Common stock issued for mining
 claims recorded at predecessor
 cost of $0.00 per share            400,000       400       (400)      -

Common stock issued for services
 at $0.15 per share                 400,000       400     59,600       -

Common stock issued for cash
 at $0.45 per share                  14,734        15      6,615       -

Costs associated with stock offering   -         -          (994)      -

Common stock issued for mining
 claims recorded at predecessor
 cost of $0.075 per share           333,334       333     24,667       -

Net loss for the period ended
 December 31, 1995                     -         -          -       (90,636)

Balance, December 31, 1995        1,148,068     1,148     89,488    (90,636)

Cancellation of common stock       (123,024)     (123)       123       -

Fractional shares adjustment            (14)     -          -          -

Capital contributed for payment of
 expenses                              -         -         2,461       -

Net loss for the year ended
 December 31, 1996                     -         -          -        (2,461)

Balance, December 31, 1996        1,025,030     1,025     92,072    (93,097)

Net loss for the year ended
 December 31, 1997                     -         -          -          -

Balance, December 31, 1997        1,025,030     1,025     92,072    (93,097)

Capital contributed for payment of
 expenses (unaudited)                  -         -         1,003       -

Net loss for the nine months ended
 September 30, 1998 (unaudited)        -         -          -        (1,003)

Balance, September 30, 1998
 (unaudited)                      1,025,030  $  1,025   $ 93,075  $ (94,100)

                            RAKO CORPORATION
                     (A Development Stage Company)
                        Statements of Cash Flows
                              (Unaudited)
                                                                      From
                                                                   Inception on
                                                                    October 9,
                          For the Three Months For the Nine Months 1968 Through
                           Ended September 30, Ended September 30, September 30,
                                  1998    1997    1998     1997       1998

CASH FLOWS FROM
 OPERATING ACTIVITIES

 Income (loss) from operations $ (1,003) $  -   $ (1,003) $  -    $ (94,100)
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Stock issued for services        -        -       -        -       60,000
  Increase (decrease) in
   accounts payable                -        -       -        -       25,000

   Net Cash Used by Operating
    Activities                   (1,003)    -     (1,003)    -       (9,100)

CASH FLOWS FROM
 INVESTING ACTIVITIES              -        -       -        -         -

CASH FLOWS FROM
 FINANCING ACTIVITIES

 Issuance of common stock for
  cash                             -        -       -        -        5,636
 Expenses paid on Company's
  behalf                         1,003      -      1,003     -        3,464

   Net Cash Provided by
    Financing Activities         1,003      -      1,003     -        9,100

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS             -         -       -        -         -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD           -         -       -        -         -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD              $  -      $  -   $   -     $  -     $   -

Cash Paid For:

 Interest                     $   -      $  -   $   -     $  -     $   -
 Income taxes                 $   -      $  -   $   -     $  -     $   -

SUPPLEMENTAL SCHEDULE OF
NON-CASH FINANCING ACTIVITIES

 Stock issued for services    $   -      $  -   $   -     $  -     $ 60,000
 Stock issued for mining
   claims                     $   -      $  -   $   -     $  -     $ 25,000


                            RAKO CORPORATION
                     (A Development Stage Company)
                   Notes to the Financial Statements
                September 30, 1998 and December 31, 1997

NOTE 1 -    ORGANIZATION AND DESCRIPTION OF BUSINESS

            On October 9, 1968, Bell Silver Mining and Milling Corporation was incorporated under the Laws of Idaho with the purpose of developing mining claims. On the date of incorporation, 10,000,000 shares of $0.10 par value common stock were authorized.

            On March 3, 1969, Bell Silver Mining and Milling Corporation changed its name to Silver Strike Mining Co. Inc. The number of shares of common stock authorized was changed from 10,000,000 shares of $0.10 par value common stock to 5,000,000 shares of $0.10 par value common stock.

            On May 17, 1973, Silver Strike Mining and Milling Co. Inc, changed its name to Rako Corporation.

            On March 25, 1996, the Articles of Incorporation were amended to change the par value of the common stock to $0.005 and the number of authorized shares to 100,000,000.

            On May 15, 1996, the Articles of Incorporation were amended to change the par value of he common stock to $0.001 and the number of authorized shares to 50,000,000 common and 20,000,000 preferred.

            The Company has elected a calendar year end.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            a. Accounting Method

            The Company's financial statements are prepared using the accrual method of accounting.

            b. Provision for Taxes

            No provision for income taxes has been made due to the inactive status of the Company. The Company has net operating loss carryovers of approximately $2,000 which expire in 2011. The potential tax benefit of the loss carryovers has been offset in full by a valuation allowance.

            c. Cash Equivalents

            The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

            d.  Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.




                             RAKO CORPORATION
                      (A Development Stage Company)
                    Notes to the Financial Statements
                 September 30, 1998 and December 31, 1997

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    e.  Unaudited Financial Statements

    The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 3 -    GOING CONCERN

    The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company is seeking a merger with an existing, operating Company. (see Note 5). Currently management has committed to covering all operating and other costs until a merger is completed.

 NOTE 4 -   STOCK TRANSACTIONS

    On October 10, 1968, the Board of Directors issued 600,000 shares of $0.10 par value common stock for mining claims received from the founder of the Company. The claims were recorded at predecessor cost of $-0-.

    On October 10, 1968, the Board of Directors issued 600,000 shares of $0.10 par value common stock for services rendered during the organization of the Company.

    On October 28, 1969, the Board of Directors initiated a public offering in which 22,100 shares of $0.10 par value common stock were sold at a gross price of $0.30 per share.

    On September 13, 1984, the Board of Directors issued 500,000 shares of $0.10 par value common stock for mining claims which were recorded at predecessor cost of $0.05 per share.

    On April 10, 1996, the Company canceled 184,536 shares of common stock.

    On May 15, 1996, the shareholders effected a 1-for-3 reverse stock split of all the issued and outstanding common stock.

    On March 17, 1998, the shareholders effected a 2-for-1 forward stock split of all the issued and outstanding common stock.

    The accompanying financial statements reflect the stock splits on a retroactive basis.



                            RAKO CORPORATION
                     (A Development Stage Company)
                   Notes to the Financial Statements
                September 30, 1998 and December 31, 1997

NOTES 5 -   FAILED ACQUISITION

    On May 9, 1996, the shareholders voted to acquire all of the issued and outstanding shares of Spencer Entertainment, Inc., a Nevada Corporation, in exchange for the Company's authorized, but previously unissued common stock. On June 11, 1996, the Company issued 6,300,000 shares as part of the terms of this agreement, however, on November 22, 1996, the Company completed a recission agreement regarding the plan of reorganization and acquisition agreement between the Company and Spencer Entertainment, Inc. and canceled the 6,300,000 shares that were issued. The recission has been reflected in the financial statements on a retroactive basis.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

     The Company is considered a development stage company with no assets or capital and with no significant operations or income since approximately 1986. In July 1998, the Company filed with the Securities and Exchange Commission a registration statement on Form 10-SB. All costs and expenses associated with the registration statement have been paid for by a shareholder of the Company. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

Plan of Operation

    During the next 12 months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

    The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Net Operating Loss

    The Company has accumulated approximately $2,000 of net operating loss carryforwards as of September 30, 1998, which may be offset against taxable income and income taxes in future years.
The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2011. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1997 or the nine month period ended September 30, 1998 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Inflation

    In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company related to it business and operations following a successful acquisition or merger.

Risk Factors and Cautionary Statements

    This report contains certain forward-looking statements. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements, including, but not limited to, the following: the ability of the Company search for appropriate business opportunities and subsequently acquire or merge with such entity, to meet its cash and working capital needs, the ability of the Company to maintain its existence as a viable entity, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

                             PART II

Item 1.  Legal Proceedings

    There are presently no other material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.  Changes In Securities

    This Item is not applicable to the Company.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    This Item is not applicable to the Company.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

         No report on Form 8-K was filed by the Company during the three month period ended September 30, 1998.

                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RAKO CORPORATION



Date:  November 13, 1998          By:  /S/ Kenneth D. Montee
                                       KENNETH D. MONTEE
                                       C.E.O., C.F.O., President
                                       and Director



Date:  November 13, 1998               By  /S/ Ray Montee
                                       RAY MONTEE
                                       Secretary/Treasurer,  and
                                       Director
                                       (Principal Accounting Officer)