Form 10QSB
period 1999-03-31
RAKO CORP
filed 1999-05-20
CIK 1063111

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended March 31, 1999

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                      Outstanding as of March 31, 1999

Common Stock, $.001 par value                  1,025,030

                        TABLE OF CONTENTS

Heading                                                                   Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements. . . . . . . . . . . .          3

          Consolidated Balance Sheets -- March 31, 1999
            and December 31, 1998. . . . . . . . . . . . . . . . .          4

          Consolidated Statements of Operations -- three
            months ended March 31, 1999 and 1998 . . . . . . . . .          5

          Consolidated Statements of Stockholders' Equity. . . . .          6

          Consolidated Statements of Cash Flows -- three
            months ended March 31, 1999 and 1998 . . . . . . . . .          7

          Notes to Consolidated Financial Statements . . . . . . .          8

          Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .         11

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .         13

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .         13

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .         13

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .         13

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .         13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .         13

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .         13

                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended March 31, 1999, have been prepared by the Company.















                         RAKO CORPORATION


                       FINANCIAL STATEMENTS

               March 31, 1999 and December 31, 1998

                        RAKO CORPORATION
                 (A Development Stage Company)
                         Balance Sheets


                              ASSETS

                                                   March 31,    December 31,
                                                     1999           1998
                                                 (Unaudited)
CURRENT ASSETS

 Cash                                            $     -        $     -

  Total Current Assets                                 -              -

  TOTAL ASSETS                                   $     -        $     -


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                $    3,495     $      -

  Total Current Liabilities                           3,495            -

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock at $0.001 par value; authorized
  50,000,000 common shares and 20,000,000
  preferred shares; 1,025,030 common shares
  issued and outstanding                              1,025           1,025
 Additional paid-in capital                          93,646          93,646
 Deficit accumulated during the development stage   (98,166)        (94,671)

  Total Stockholders' Equity (Deficit)               (3,495)           -

  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)                $     -         $     -

                        RAKO CORPORATION
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)

                                                                From
                                                            Inception on
                                         For the             October 9,
                                   Three Months Ended       1968 Through
                                        March 31,             March 31,
                                  1999           1998           1999

REVENUE                       $     -        $     -        $     -

EXPENSES                          (3,495)          -           (98,166)

NET LOSS FROM
 OPERATIONS                   $   (3,495)    $     -        $  (98,166)

LOSS PER SHARE                $    (0.00)    $     0.00

                         RAKO CORPORATION
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
     From Inception on October 9, 1968 Through March 31, 1999

                                                                        Deficit
                                                                     Accumulated
                                                        Additional    During the
                                        Common Stock      Paid-in    Development
                                     Shares     Amount    Capital       Stage
Inception on October 9, 1968          -      $     -     $    -      $     -

Common stock issued for mining
 claims recorded at predecessor
 cost of $0.00 per share           400,000         400        (400)        -

Common stock issued for services
 at $0.15 per share                400,000         400      59,600         -

Common stock issued for cash
 at $0.45 per share                 14,734          15       6,615         -

Costs associated with stock offering  -           -           (994)        -

Common stock issued for mining
 claims recorded at predecessor
 cost of $0.075 per share          333,334         333      24,667         -

Net loss for the period ended
 December 31, 1995                    -           -           -         (90,636)

Balance, December 31, 1995       1,148,068       1,148      89,488      (90,636)

Cancellation of common stock      (123,024)       (123)        123         -

Fractional shares adjustment           (14)       -           -            -

Capital contributed for payment of
 expenses                             -           -          2,461         -

Net loss for the year ended
 December 31, 1996                    -           -           -          (2,461)

Balance, December 31, 1996       1,025,030       1,025      92,072      (93,097)

Net loss for the year ended
 December 31, 1997                    -           -           -            -

Balance, December 31, 1997       1,025,030       1,025      92,072      (93,097)

Capital contributed for payment
 of expenses                          -           -          1,574         -

Net loss for the year ended
 December 31, 1998                    -           -           -          (1,574)

Balance, December 31, 1998       1,025,030       1,025      93,646      (94,671)

Net loss for the three months
 ended March 31, 1999 (unaudited)     -           -           -          (3,495)

Balance, March 31, 1999
 (unaudited)                     1,025,030    $  1,025    $ 93,646    $ (98,166)

                         RAKO CORPORATION
                  (A Development Stage Company)
                     Statements of Cash Flows
                           (Unaudited)
                                                                      From
                                                                   Inception on
                                                 For the             October 9,
                                           Three Months Ended      1968 Through
                                                March 31,             March 31,
                                           1999          1998           1999
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Income (loss) from operations        $   (3,495)    $     -        $  (98,166)
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Stock issued for services                 -              -            60,000
  Increase (decrease) in accounts
   payable                                 3,495           -            28,495

   Net Cash Used by Operating
    Activities                              -              -            (9,671)

CASH FLOWS FROM
 INVESTING ACTIVITIES                       -              -              -

CASH FLOWS FROM
 FINANCING ACTIVITIES

 Issuance of common stock for cash          -              -             5,636
 Expenses paid on Company's behalf          -              -             4,035

   Net Cash Provided by
    Financing Activities                    -              -             9,671

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                       -              -              -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                     -              -              -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                     $     -        $     -        $     -

Cash Paid For:

 Interest                             $     -        $     -        $     -
 Income taxes                         $     -        $     -        $     -

SUPPLEMENTAL SCHEDULE OF
NON-CASH FINANCING ACTIVITIES

 Stock issued for services            $     -        $     -        $   60,000
 Stock issued for mining claims       $     -        $     -        $   25,000

                        RAKO CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
              March 31, 1999 and December 31, 1998

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

        b. Provision for Taxes

        No provision for income taxes has been made due to the inactive status of the Company. The Company has net operating loss carryovers of approximately $8,000 which expire in 2014. The potential tax benefit of the loss carryovers has been offset in full by a valuation allowance.

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

                         RAKO CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
               March 31, 1999 and December 31, 1998

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

                         RAKO CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
               March 31, 1999 and December 31, 1998


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

Net Operating Loss

    The Company has accumulated approximately $8,000 of net operating loss carryforwards as of March 31, 1999, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2014. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1998 or the three month period ended March 31, 1999 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

         No report on Form 8-K was filed by the Company during the three month period ended March 31, 1999.

                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RAKO CORPORATION



Date:  May 20, 1999               By:  /S/ Kenneth D. Montee
                                       KENNETH D. MONTEE
                                       C.E.O., C.F.O., President
                                       and Director



Date: May 20, 1999                By:  /S/ Ray Montee
                                       RAY MONTEE
                                       Secretary/Treasurer,  and
                                       Director
                                       (Principal Accounting Officer)