Form 10QSB
period 1999-06-30
RAKO CORP
filed 1999-08-16
CIK 1063111

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1999

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                    Outstanding as of June 30, 1999

Common Stock, $.001 par value                   1,025,030




                        TABLE OF CONTENTS

Heading                                                                Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements. . . . . . . . . . . .       3

          Consolidated Balance Sheets -- June 30, 1999
            and December 31, 1998. . . . . . . . . . . . . . . . .       4

          Consolidated Statements of Operations -- three
            and six months ended June 30, 1999 and 1998. . . . . .       5

          Consolidated Statements of Stockholders' Equity  . . . .       6

          Consolidated Statements of Cash Flows -- three
            and six months ended June 30, 1999 and 1998. . . . . .       8

          Notes to Consolidated Financial Statements . . . . . . .       9

Item 2.   Management's Discussion and Analysis and
            Results of Operations. . . . . . . . . . . . . . . . .      13

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .      15

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .      15

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .      15

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .      15

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .      15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .      16

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .      17



                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended June 30, 1999, have been prepared by the Company.















                         RAKO CORPORATION


                       FINANCIAL STATEMENTS

               June 30, 1999 and December 31, 1998



                        RAKO CORPORATION
                 (A Development Stage Company)
                         Balance Sheets


                             ASSETS

                                                 June 30,      December 31,
                                                   1999            1998
                                                (Unaudited)
CURRENT ASSETS

 Cash                                           $      -       $     -

  Total Current Assets                                 -             -

  TOTAL ASSETS                                  $      -       $     -


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                               $     2,500    $      -

  Total Current Liabilities                           2,500           -

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock at $0.001 par value; authorized
  50,000,000 common shares and 20,000,000
  preferred shares; 1,025,030 common shares
  issued and outstanding                              1,025          1,025
 Additional paid-in capital                          95,861         93,646
 Deficit accumulated during the development stage   (99,386)       (94,671)

  Total Stockholders' Equity (Deficit)               (2,500)          -

  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)               $      -       $      -



                        RAKO CORPORATION
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)

                                                                       From
                                                                    Inception on
                                For the                For the       October 9,
                          Three Months Ended      Six Months Ended  1968 Through
                                June 30,               June 30,       June 30,
                            1999       1998        1999       1998        1999

REVENUE                 $    -      $   -      $    -      $   -      $    -

EXPENSES                    1,220        519      (4,715)       519      99,386

NET LOSS FROM
 OPERATIONS             $  (1,220)  $   (519)  $  (4,715)  $   (519)  $ (99,386)

BASIC LOSS PER SHARE    $   (0.00)  $  (0.00)  $   (0.01)  $  (0.00)




                         RAKO CORPORATION
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
     From Inception on October 9, 1968 Through June 30, 1999

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


                         RAKO CORPORATION
                  (A Development Stage Company)
     Statements of Stockholders' Equity (Deficit) (Continued)
     From Inception on October 9, 1968 Through June 30, 1999

                                                                      Deficit
                                                                     Accumulated
                                                         Additional   During the
                                        Common Stock       Paid-in   Development
                                      Shares     Amount    Capital      Stage

Balance, December 31, 1998          1,025,030   $ 1,025   $ 93,646   $ (94,671)

Capital contributed by shareholder
 (unaudited)                             -         -         2,215        -

Net loss for the six months
 ended June 30, 1999 (unaudited)         -         -          -         (4,715)

Balance, June 30, 1999 (unaudited)  1,025,030   $ 1,025   $ 95,861   $ (99,386)




                           RAKO CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows
                             (Unaudited)
                                                                       From
                                                                    Inception on
                                      For the            For the    December 31,
                                Three Months Ended Six Months Ended 1985 Through
                                        June 30,         June 30,      June 30,
                                     1999     1998     1999     1998     1999

CASH FLOWS FROM
 OPERATING ACTIVITIES

  Income (loss) from operations   $ (1,220) $ (519) $ (4,715) $ (519) $ (99,386)
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
   Stock issued for services          -       -         -       -        60,000
   Increase (decrease) in accounts
    payable                           (995)   -        2,500    -        27,500

     Net Cash Used by Operating
      Activities                    (2,215)   (519)   (2,215)   (519)   (11,886)

CASH FLOWS FROM
 INVESTING ACTIVITIES                 -       -         -       -          -

CASH FLOWS FROM
 FINANCING ACTIVITIES

  Issuance of common stock for cash   -       -         -       -         5,636
  Expenses paid on Company's
   behalf                            2,215     519     2,215     519      6,250

    Net Cash Provided by
     Financing Activities            2,215     519     2,215     519     11,886

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                 -       -         -       -          -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD               -       -         -       -          -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                 $   -   $   -     $   -   $   -     $    -

                             RAKO CORPORATION
                      (A Development Stage Company)
                   Statements of Cash Flows (Continued)
                               (Unaudited)
                                                                       From
                                                                    Inception on
                                       For the           For the    December 31,
                               Three Months Ended  Six Months Ended 1985 Through
                                       June 30,           June 30,     June 30,
                                    1999     1998      1999     1998     1999
Cash Paid For:

  Interest                        $   -    $   -     $   -    $   -   $    -
  Income taxes                    $   -    $   -     $   -    $   -   $    -

SUPPLEMENTAL SCHEDULE OF
NON-CASH FINANCING ACTIVITIES

  Stock issued for services       $   -    $   -     $   -    $   -   $  60,000
  Stock issued for mining claims $ - $ - $ - $ - $ 25,000 Expenses paid on the Company's
    behalf by a shareholder       $  2,215 $    519  $  2,215 $   519 $   6,250




                        RAKO CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
              June 30, 1999 and December 31, 1998

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

        b. Provision for Taxes

        No provision for income taxes has been made due to the inactive status of the Company. The Company has net operating loss carryovers of approximately $10,000 which expire in 2014. The potential tax benefit of the loss carryovers has been offset in full by a valuation allowance.

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



                         RAKO CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 1999 and December 31, 1998

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        e.  Basic Loss Per Common Share

        Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

        f.  Unaudited Financial Statements

        The accompanying unaudited financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal, recurring nature.

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




                         RAKO CORPORATION
                  (A Development Stage Company)
                Notes to the Financial Statements
               June 30, 1999 and December 31, 1998

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

     Rako Corporation (the "Company") is considered a development stage company with no assets or capital and with no significant operations or income since approximately 1986. In July 1998, the Company filed with the Securities and Exchange Commission a registration statement on Form 10-SB. All costs and expenses associated with the registration statement have been paid for by a shareholder of the Company. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds, including funds to cover expenses associated with being a public company, will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern. Accordingly, the Company's independent accountants have included in the Company's financial statements a going concern qualification footnote.

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

Net Operating Loss

    The Company has accumulated approximately $10,000 of net operating loss carryforwards as of June 30, 1999, which may be offset against taxable income and income taxes in future years.
The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2014. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1998 or the six month period ended June 30, 1999 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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






Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended June 30, 1999.



                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       RAKO CORPORATION



Date:  August 16, 1999            By:  /S/ Kenneth D. Montee
                                       KENNETH D. MONTEE
                                       C.E.O., C.F.O., President
                                       and Director



Date: August 16, 1999             By:  /S/ Ray Montee
                                       RAY MONTEE
                                       Secretary/Treasurer,  and
                                       Director
                                       (Principal Accounting
                                        Officer)