Form 10QSB
period 1999-09-30
RAKO CORP
filed 1999-11-22
CIK 1063111

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 30, 1999

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class               Outstanding as of September 30, 1999

Common Stock, $.001 par value              1,025,030



                        TABLE OF CONTENTS

Heading                                                                   Page
                  PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements . . . . . . . . . . . . . . . . . .          3

          Balance Sheets -- September 30, 1999 and
            December 31, 1998. . . . . . . . . . . . . . . . . . .          4

          Statements of Operations -- three and nine
            months ended September 30, 1999 and 1998 . . . . . . .          5

          Statements of Stockholders' Equity . . . . . . . . . . .          6

          Statements of Cash Flows -- three and nine
            months ended September 30, 1999 and 1998 . . . . . . .          8

          Notes to Financial Statements  . . . . . . . . . . . . .         10

Item 2.   Management's Discussion and Analysis or
            Plan of Operations . . . . . . . . . . . . . . . . . .         11

                    PART II. OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . .         13

Item 2.   Changes In Securities. . . . . . . . . . . . . . . . . .         13

Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . .         13

Item 4.   Submission of Matters to a Vote of
            Securities Holders . . . . . . . . . . . . . . . . . .         13

Item 5.   Other Information. . . . . . . . . . . . . . . . . . . .         13

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . .         13

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .         14



                              PART I

Item 1.   Financial Statements

     The following unaudited Financial Statements for the period ended September 30, 1999, have been prepared by the Company.















                         RAKO CORPORATION


                       FINANCIAL STATEMENTS

             September 30, 1999 and December 31, 1998











                        RAKO CORPORATION
                 (A Development Stage Company)
                         Balance Sheets

                             ASSETS

                                        September 30,    December 31,
                                             1999           1998
                                         (Unaudited)

CURRENT ASSETS

 Cash                                    $     -         $     -

  Total Current Assets                         -               -

  TOTAL ASSETS                           $     -         $     -


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                        $    2,750      $     -

  Total Current Liabilities                   2,750            -

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock at $0.001 par value; authorized
  50,000,000 common shares and 20,000,000
  preferred shares; 1,025,030 common shares
  issued and outstanding                      1,025           1,025
 Additional paid-in capital                  95,861          93,646
 Deficit accumulated during the
  development stage                         (99,636)        (94,671)

  Total Stockholders' Equity (Deficit)       (2,750)           -

  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)        $     -         $     -








The accompanying notes are an integral part of these financial statements.



                        RAKO CORPORATION
                 (A Development Stage Company)
                    Statements of Operations
                          (Unaudited)

                                                                       From
                                                                   Inception on
                               For the               For the        October 9,
                         Three Months Ended     Nine Months Ended  1968 Through
                            September 30,          September 30,   September 30,
                           1999       1998       1999        1998       1999

REVENUE                 $   -      $   -      $   -       $   -      $   -

EXPENSES                     250        793      4,965       1,312     99,636

NET LOSS FROM
 OPERATIONS             $   (250)  $   (793)  $ (4,965)   $ (1,312)  $(99,636)

BASIC LOSS PER SHARE    $  (0.00)  $  (0.00)  $  (0.00)   $  (0.00)





























The accompanying notes are an integral part of these financial statements.


                         RAKO CORPORATION
                  (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit)
   From Inception on October 9, 1968 Through September 30, 1999

                                                                       Deficit
                                                                     Accumulated
                                                          Additional  During the
                                       Common Stock        Paid-in   Development
                                    Shares      Amount     Capital      Stage

Inception on October 9, 1968           -       $   -      $    -       $   -

Common stock issued for mining
 claims recorded at predecessor
 cost of $0.00 per share            400,000         400        (400)       -

Common stock issued for services
 at $0.15 per share                 400,000         400      59,600        -

Common stock issued for cash
 at $0.45 per share                  14,734          15       6,615        -

Costs associated with stock offering   -           -           (994)       -

Common stock issued for mining
 claims recorded at predecessor
 cost of $0.075 per share           333,334         333      24,667        -

Net loss for the period ended
 December 31, 1995                     -           -           -        (90,636)

Balance, December 31, 1995        1,148,068       1,148      89,488     (90,636)

Cancellation of common stock       (123,024)       (123)        123        -

Fractional shares adjustment            (14)       -           -           -

Capital contributed for payment of
 expenses                              -           -          2,461        -

Net loss for the year ended
 December 31, 1996                     -           -           -         (2,461)

Balance, December 31, 1996        1,025,030       1,025      92,072     (93,097)

Net loss for the year ended
 December 31, 1997                     -           -           -           -

Balance, December 31, 1997        1,025,030       1,025      92,072     (93,097)

Capital contributed for payment
 of expenses                           -           -          1,574        -

Net loss for the year ended
 December 31, 1998                     -           -           -         (1,574)

Balance, December 31, 1998        1,025,030   $   1,025   $  93,646    $ 94,671)





The accompanying notes are an integral part of these financial statements.



                         RAKO CORPORATION
                  (A Development Stage Company)
     Statements of Stockholders' Equity (Deficit) (Continued)
     From Inception on October 9, 1968 Through June 30, 1999


                                                                      Deficit
                                                                     Accumulated
                                                        Additional    During the
                                         Common Stock     Paid-in    Development
                                      Shares     Amount   Capital      Stage

Balance, December 31, 1998          1,025,030   $ 1,025   $ 93,646    $ (94,671)

Capital contributed by shareholder
 (unaudited)                             -         -         2,215         -

Net loss for the nine months
 ended September 30, 1999 (unaudited)    -         -          -          (4,965)

Balance, September 30, 1999
  (unaudited)                       1,025,030   $ 1,025   $ 95,861    $ (99,636)






























The accompanying notes are an integral part of these financial statements.



                           RAKO CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows
                             (Unaudited)
                                                                       From
                                                                    Inception on
                                      For the           For the     December 31,
                               Three Months Ended Nine Months Ended 1985 Through
                                   September 30,     September 30, September 30,
                                   1999     1998     1999      1998      1999

CASH FLOWS FROM
 OPERATING ACTIVITIES

 Income (loss) from operations   $ (250)  $ (793) $ (4,965) $ (1,312)  $(99,386)
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Stock issued for services       -        -         -         -        60,000
   Increase (decrease) in accounts
    payable                         250     -        2,750      -        27,500

    Net Cash Used by Operating
     Activities                    -        (793)   (2,215)   (1,312)   (11,886)

CASH FLOWS FROM
 INVESTING ACTIVITIES              -        -         -         -          -

CASH FLOWS FROM
 FINANCING ACTIVITIES

 Issuance of common stock for cash -        -         -         -         5,636
 Expenses paid on Company's
  behalf                           -         793     2,215     1,312      6,250

    Net Cash Provided by
     Financing Activities          -         793     2,215     1,312     11,886

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS              -        -         -         -          -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD            -        -         -         -          -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD               $  -     $  -      $  -      $  -      $   -






 The accompanying notes are an integral part of these financial statements.



                             RAKO CORPORATION
                      (A Development Stage Company)
                   Statements of Cash Flows (Continued)
                               (Unaudited)

                                                                       From
                                                                    Inception on
                                     For the            For the     December 31,
                               Three Months Ended Nine Months Ended 1985 Through
                                   September 30,     September 30, September 30,
                                   1999    1998       1999    1998       1999


Cash Paid For:

 Interest                        $   -     $  -     $   -    $   -     $   -
 Income taxes                    $   -     $  -     $   -    $   -     $   -

SUPPLEMENTAL SCHEDULE OF
NON-CASH FINANCING ACTIVITIES

 Stock issued for services       $   -     $  -     $   -    $   -     $ 60,000
 Stock issued for mining claims $ - $ - $ - $ - $ 25,000 Expenses paid on the Company's
   behalf by a shareholder       $  2,215  $   793  $  2,215 $  1,312  $  6,250

























 The accompanying notes are an integral part of these financial statements.



                        RAKO CORPORATION
                 (A Development Stage Company)
               Notes to the Financial Statements
            September 30, 1999 and December 31, 1998

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999 and 1998 and for all periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 audited financial statements. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full years.




Item 2. Management's Discussion and Analysis or Plan of Operations

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

Net Operating Loss

    The Company has accumulated approximately $4,000 of net operating loss carryforwards as of December 31, 1998, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2014. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1998 or the nine month period ended September 30, 1999 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended September 30, 1999.




                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RAKO CORPORATION



Date:  November 19, 1999               By:  /S/ Kenneth D. Montee
                                            KENNETH D. MONTEE
                                            C.E.O., C.F.O., President
                                            and Director



Date: November 19, 1999                By:  /S/ Ray Montee
                                            RAY MONTEE
                                            Secretary/Treasurer,  and
                                            Director
                                           (Principal Accounting Officer)