Form 10KSB
period 1999-12-31
RAKO CORP
filed 2000-04-18
CIK 1063111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
     [X]  Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 1999

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

              Class                  Outstanding as of December 31, 1999
   Common Stock, $.001 Par Value                1,025,030

               DOCUMENTS INCORPORATED BY REFERENCE
                               NONE
Transitional Small Business Disclosure Format.   Yes     No [X]
_

                        RAKO CORPORATION

                        TABLE OF CONTENTS
                                                                 Page
                              PART I

Item 1.   Description of Business  . . . . . . . . . . . . . . . 3

Item 2.   Description of Property. . . . . . . . . . . . . . . .10

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . .10

Item 4.   Submission of Matter to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . . . . . .10

                             PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . .10

Item 6.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . . . . . . .12

Item 7.   Financial Statements . . . . . . . . . . . . . . . . .15

          Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . .24

                             PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control persons; Compliance with
          Section 16(a) of the Exchange Act. . . . . . . . . . .24

Item 10.  Executive Compensation . . . . . . . . . . . . . . . .27

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . .27

Item 12.  Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . . . . . . .28

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . .28

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . .29

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

    Under the Securities Exchange Act of 1934, as amended
("Exchange Act"), the Company is obligated to file with the Securities and Exchange Commission (the "Commission") certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to voluntarily file its periodic reports under the Exchange Act in the event its obligation to file such reports is suspended under applicable provisions of the Exchange Act. The Company files its reports with the Commission electronically. The Commission maintains Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically.
The address of that site is (http://www.sec.gov.).

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

The Company has been in the developmental stage since 1984 and has had no operations since 1984. The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities or undertake any offering of the Company's securities, either debt or equity, until such time as the Company has successfully implemented its business plan described herein.

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

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 1999.

                             PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

    The Company has made an application to have its Common Stock traded in the over-the-counter market and quotations are published on the OTC Bulletin Board. Its application has been finalized and a trading symbol has been assigned to the Company. It's trading symbol is RKOC.

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

    As of December 31, 1999 the Company had issued and outstanding 1,025,030 shares of Common Stock and there were approximately 93 shareholders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

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

Net Operating Loss

    The Company has accumulated approximately $5,000 of net operating loss carryforwards as of December 31, 1999, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2013. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1999 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Recent Accounting Pronouncements

    The Financial Accounting Standards Board ("FASB") has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributors to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for
Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

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

Item 7.  Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 1999 and 1998 have all been examined to the extent indicated in their report by Jones, Jensen and Company, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.



                             RAKO CORPORATION
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                             December 31, 1999








                                  CONTENTS


Independent Auditors' Report                                            3

Balance Sheet                                                           4

Statements of Operations                                                5

Statements of Stockholders' Equity (Deficit)                            6

Statements of Cash Flows                                                8

Notes to the Financial Statements                                      10

                     INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Rako Corporation
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Rako Corporation (a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity (deficit)and cash flows for the years ended December 31, 1999 and 1998, and from inception on October 9, 1968 through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in material respects, the financial position of Rako Corporation (a development stage company)as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, and from inception on October 9, 1968 through December 31, 1999 in conformity with generally accepted accounting principles.

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



Jones, Jensen & Company
Salt Lake City, Utah
April 13, 2000

                        RAKO CORPORATION
                 (A Development Stage Company)
                         Balance Sheets

                             ASSETS

                                                             December 31,
                                                                 1999

CURRENT ASSETS

 Cash                                                         $     -
                                                              -------------
  Total Current Assets                                              -
                                                              -------------

  TOTAL ASSETS                                                $     -
                                                              =============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable                                                 $     88
                                                                -------------

  Total Current Liabilities                                             88
                                                                -------------

STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock at $0.001 par value; authorized
  50,000,000 common shares and 20,000,000
  preferred shares; 1,025,030 common shares
  issued and outstanding                                             1,025
 Additional paid-in capital                                        (95,466)
 Deficit accumulated during the  development stage                 (96,579)
                                                               -------------

  Total Stockholders' Equity (Deficit)                                  88
                                                               -------------

  TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY (DEFICIT)                                  $     -
                                                               =============







The accompanying notes are an integral part of these financial statements.

                        RAKO CORPORATION
                 (A Development Stage Company)
                    Statements of Operations

                                                                       From
                                                                   Inception on
                                          For the                   October 9,
                                        Years ended                1968 Through
                                        December 30,               December 30,
                                   1999           1998                 1999

REVENUE                           $   -          $   -                $   -

EXPENSES                              1,908          1,574                96,579
                                  ------------   -------------        -------------

NET LOSS
                                  $   (1,908)    $   (1,574)          $ (96,579)
                                  ============   =============        =============

BASIC LOSS PER SHARE              $    (0.00)    $    (0.00)
                                  ============   =============



























The accompanying notes are an integral part of these financial statements.

                         RAKO CORPORATION
                  (A Development Stage Company)
                Statements of Stockholders' Equity (Deficit)
    From Inception on October 9, 1968 Through December 31, 1999

                                                                       Deficit
                                                                     Accumulated
                                                          Additional  During the
                                       Common Stock        Paid-in   Development
                                    Shares      Amount     Capital      Stage
Inception on October 9, 1968           -       $   -      $    -       $   -

Common stock issued for mining
 claims recorded at predecessor
 cost of $0.00 per share            400,000         400        (400)       -

Common stock issued for services
 at $0.15 per share                 400,000         400      59,600        -

Common stock issued for cash
 at $0.45 per share                  14,734          15       6,615        -

Costs associated with stock offering   -           -           (994)       -

Common stock issued for mining
 claims recorded at predecessor
 cost of $0.075 per share           333,334         333      24,667        -

Net loss for the period from
on October 9, 1968 through
December 31, 1995                      -           -           -        (90,636)
                                  ---------   ---------  ----------   ----------
Balance, December 31, 1995        1,148,068       1,148      89,488     (90,636)

Cancellation of common stock       (123,024)       (123)        123        -

Fractional shares adjustment            (14)       -           -           -

Capital contributed for payment of
 expenses                              -           -          2,461        -

Net loss for the year ended
 December 31, 1996                     -           -           -         (2,461)
                                  ---------   ---------  ----------   ----------

Balance, December 31, 1996        1,025,030       1,025      92,072     (93,097)

Net loss for the year ended
 December 31, 1997                     -           -           -           -
                                  ---------   ---------  ----------   ----------

Balance, December 31, 1997        1,025,030       1,025      92,072     (93,097)

Capital contributed for payment
 of expenses                           -           -          1,574        -

Net loss for the year ended
 December 31, 1998                     -           -           -         (1,574)
                                  ---------   ---------  ----------   ----------

Balance, December 31, 1998        1,025,030   $   1,025   $  93,646    $ 94,671)
                                  ---------   ---------  ----------   ----------


The accompanying notes are an integral part of these financial statements.

                         RAKO CORPORATION
                  (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit)(Continued)
     From Inception on October 9, 1968 Through December 31, 1999


                                                                      Deficit
                                                                     Accumulated
                                                        Additional    During the
                                         Common Stock     Paid-in    Development
                                      Shares     Amount   Capital      Stage

Balance, December 31, 1998          1,025,030   $ 1,025   $ 93,646    $ (94,671)

Capital contributed for payment of
 expenses                                -         -         1,820         -

Net loss for the year
 ended December 31, 1999                 -         -          -          (1,908)
                                    ---------   ---------  ----------   --------

Balance, December 31, 1999
                                    1,025,030   $ 1,025   $ 95,466    $ (96,579)
                                    =========   ========  =========   ==========



The accompanying notes are an integral part of these financial statements.

                           RAKO CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows

                                                                       From
                                                                   Inception on
                                          For the                   October 31,
                                        Years Ended                1968 Through
                                        December 31,                 December 31,
                                   1999              1998               1999
CASH FLOWS FROM
 OPERATING ACTIVITIES

 Net loss                         $ (1,908)        $ (1,574)           $(96,579)
 Adjustments to reconcile net
  loss to net cash used
  by operating activities:
   Stock issued for services            -                 -              60,000
   Increase in accounts
    payable                             88                -              25,088

    Net Cash Used by Operating
     Activities                     (1,820)          (1,574)            (11,491)
                                   ---------       ----------          ----------

CASH FLOWS FROM
 INVESTING ACTIVITIES                   -                 -                   -
                                   ---------       ----------          ----------

CASH FLOWS FROM
 FINANCING ACTIVITIES

 Issuance of common stock for cash      -                 -               5,636
 Expenses paid on Company's
  behalf                               1,820            1,574             5,855
                                    ---------       ----------         ----------

    Net Cash Provided by
     Financing Activities               1,820           1,574             11,491
                                    ---------        ----------         ----------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                    -                 -                   -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                  -                 -                   -
                                    ---------        ----------         ----------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                   $    -           $     -             $     -
                                    =========        ==========         ==========

The accompanying notes are an integral part of these financial statements.

                             RAKO CORPORATION
                      (A Development Stage Company)
                   Statements of Cash Flows (Continued)

                                                                       From
                                                                   Inception on
                                          For the                   October 31,
                                        Years Ended                1968 Through
                                        December 31,                 December 31,
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

                          RAKO CORPORATION
                    (A Development Stage Company)
                   Notes to the Financial Statements
                        December 31, 1999


NOTE 1 -ORGANIZATION AND DESCRIPTION OF BUSINESS

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


NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.


b. Provision for Taxes

No provision for income taxes has been made due to the inactive status of the Company. The Company has net operating loss carryovers of approximately $6,000 which expire in 2019. The potential tax benefit of the loss carryovers has been offset in full by a valuation allowance.

c. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                             RAKO CORPORATION
                       (A Development Stage Company)
                      Notes to the Financial Statements
                            December 31, 1999

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


NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Basic Loss Per Common Share

          The computation of basic (loss) per share of common stock is based on the weighted average number of shares issued and outstanding during the period of the financial statements as follows:

                                                 December 31,
                                         -----------------------------
                                            1999            1998
                                         -----------     -----------
Numerator-loss                           $   (1,908)     $   (1,574)
Denominator-weighted average number of
 shares outstanding                        1,025,030       1,025,030
                                          -----------     -----------
Loss per share                           $     (0.00)     $    (0.00)


NOTE 3 -GOING CONCERN

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

                        RAKO CORPORATION
           Notes to the Financial Statements (continued)
                        December 31, 1999


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

NOTE 5 -FAILED ACQUISITION

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

                              PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange
         Act

    The executive officers and directors of the Company are as follows:

           Name              Age            Position
     Kenneth D. Montee        57        President, Chief Executive
                                        Officer and Director
     Ray Montee               55        Secretary / Treasurer and
                                        Director

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

    The business experience of each of the persons listed above during the past five years is as follows:

    Kenneth D. Montee, age 57, is a graduate of Boise State University with a degree in Finance. Mr. Montee has been active in real estate and investments since 1972, owing his own real estate company and working for two years from 1980 to 1982 as a commodity broker with Dean Witter. In 1986, Mr. Montee acquired a controlling interest in Rako Corporation. From 1993 to the present, Mr. Montee has been a developer of real estate through various partnerships and corporations which he formed. He is also an active investor in securities and commodities. Mr. Montee is the brother of Ray Montee, Secretary / Treasurer and a director of the Company.

    Ray Montee, age 55, was for 23 years and until he retired from the business in December 1997, the President and a director of Ray's R.V.'s Inc., a recreational vehicle parts, service and sales company located in Coeur D'Alene, Idaho. Mr. Montee has also been since 1993, President and a director of Affordable Home Center, Inc., a manufactured home sales company. He is currently active as General Manager of Affordable's nine locations throughout Idaho, Washington and Montana. Mr. Montee attended North Idaho College from 1962 to 1964 taking general courses and vocational courses in body and fender repair. Mr. Montee is the brother of Kenneth D. Montee, President and a director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

    Each of the Company's officers and directors is required to file a Form 5, Annual Statement of Changes in Beneficial Ownership, on or before the 45th day after the end of the fiscal year. These reports have not filed on a timely basis and will be submitted to the Securities and Exchange Commission.

Item 10. Executive Compensation

    The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended December 31, 1999, 1998 and 1997. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 11. Security Ownership of Certain Beneficial Owners and
         Management
    The following table sets forth information, to the best of the Company's knowledge, as of December 31, 1999, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

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

     (1) Based upon 1,025,030 shares of common stock outstanding on December 31, 1999.

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

                              None
_

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

Dated:  April 14, 2000

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                 Title                    Date



                              C.E.O., C.F.O.       April 14, 2000
 /S/ Kenneth D. Montee        President and Director
        Kenneth D. Montee


                              Secretary/Treasurer  April 14, 2000
 /S/ Ray Montee               and Director
         Ray Montee           (Principal Accounting Officer)