Form 10-Q
period 2000-03-31
RAKO CORP
filed 2000-05-22
CIK 1063111

Formatting:  .5 left, .5 right, 1" top, 1" bottom

Begin at start





























Start



                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended March 31, 2000

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to

                  Commission File Number 0-24633

                         RAKO CORPORATION
(Exact name of small business issuer as specified in its charter)

            Idaho                           91-0853320
-------------------------------         -----------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

               3256 Agate Court, Boise, Idaho 83705
              --------------------------------------
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

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class               Outstanding as of March 31, 2000.
Common Stock, $.001 par value              1,025,030

                              RAKO CORPORATION
                        (A Development Stage Company)

                            FINANCIAL STATEMENTS

                   March 31, 2000 and December 31, 1999


                              C O N T E N T S
PART I

Independent Auditors' Report                                            3

Balance Sheets                                                          4

Statements of Operations                                                5

Statements of Stockholders' Equity (Deficit)                            5

Statements of Cash Flows                                                8

Notes to the Financial Statements                                       8

PART II

Item 1  Legal Proceedings                                              11

Item 2  Changes in Securities                                          11

Item 3  Defaults in Senior Securities                                  11

Item 4  Submission of Matters to a Vote of Security Holders            11

Item 5  Other Information                                              11

Item 6  Exhibits and Reports on Form 8-K                               12

                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Rako Corporation
(A Development Stage Company)
Salt Lake City, Utah


We have reviewed the accompanying balance sheet of Rako Corporation (a development stage company) as of March 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet of Rako Corporation (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated April 13, 2000, we expressed an unqualified opinion on those financial statements.



HJ & Associates, LLC
Salt Lake City, Utah
May 10, 2000

                              RAKO CORPORATION
                       (A Development Stage Company)
                               Balance Sheets


                                   ASSETS

                                                    March 31,    December 31,
                                                      2000           1999

CURRENT ASSETS

Cash                                              $     -        $     -
                                                  ----------     ----------
Total Current Assets                                    -              -
                                                  ----------     ----------
TOTAL ASSETS                                      $     -        $     -
                                                  ===========    ==========

                 LIABILITIES AND STOCKHOLDERS? EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                                  $     1,500    $     88
                                                  -----------    --------
Total Current Liabilities                               1,500          88
                                                  -----------    --------
STOCKHOLDERS' EQUITY (DEFICIT)

Common stock at $0.001 par value; authorized
 50,000,000 common shares and 20,000,000
 preferred shares; 1,025,030 common shares
 issued and outstanding                                 1,025       1,025
Additional paid-in capital                             95,584      95,466
Deficit accumulated during the development stage      (98,109)     (96,579)
                                                  -----------     --------
Total Stockholders' Equity (Deficit)                   (1,500)        (88)
                                                  -----------     --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                   $     -         $     -
                                                  ===========     ========


        See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                               RAKO CORPORATION
                         (A Development Stage Company)
                           Statements of Operations


                                                                    From
                                                                Inception on
                                                                 October 9,
                          For the Three Months Ended            1968 Through
                                  March 31,                       March 31,
                              2000           1999                    2000
                         ----------------------------------------------------

REVENUE                   $     -          $     -              $     -

EXPENSES                      1,530            1,500               98,109

NET LOSS                  $  (1,530)       $  (1,500)           $ (98,109)

BASIC LOSS PER SHARE      $   (0.00)       $   (0.00)


         See Accountants' Review Report and the accompanying notes to the reviewed financial statements.







                              RAKO CORPORATION
                         (A Development Stage Company)
                   Statements of Stockholders' Equity (Deficit)
            From Inception on October 9, 1968 Through March 31, 2000

                                                                                 Deficit
                                                                               Accumulated
                                                                Additional      During the
                                        Common Stock             Paid-in       Development
                                     Shares         Amount        Capital          Stage
                                    --------------------------------------------------------

Inception on October 9, 1968              -    $     -          $     -        $     -

Common stock issued for mining
 claims recorded at predecessor
 cost of $0.00 per share              400,000          400           (400)           -

Common stock issued for services
 at $0.15 per share                   400,000          400          59,600            -

Common stock issued for cash
 at $0.45 per share                    14,734           15           6,615             -

Costs associated with stock offering      -            -              (994)            -

Common stock issued for mining
 claims recorded at predecessor
 cost of $0.075 per share             333,334           333          24,667             -

Net loss for the period from inception
 on October 9, 1968 through
 December 31, 1995                        -             -               -         (90,636)
                                     ---------    ----------      ----------    ----------

Balance, December 31, 1995          1,148,068          1,148          89,488      (90,636)

Cancellation of common stock         (123,024)          (123)            123             -

Fractional shares adjustment              (14)           -               -               -

Capital contributed for payment of
 expenses                                  -             -              2,461             -

Net loss for the year ended
 December 31, 1996                         -             -                 -        (2,461)
                                     ----------    ----------       ----------     ---------
Balance, December 31, 1996           1,025,030          1,025           92,072      (93,097)

Net loss for the year ended
 December 31, 1997                         -              -                 -             -
                                     ----------    ----------       ----------     ---------
Balance, December 31, 1997            1,025,030         1,025           92,072      (93,097)

Capital contributed for payment of
 expenses                                  -               -             1,574             -

Net loss for the year ended
 December 31, 1998-                        -                    -                    (1,574)
                                    -----------    ----------       -----------     --------
Balance, December 31, 1998            1,025,030    $    1,025       $    93,646     $94,671)
                                    -----------    ----------       -----------     --------

       See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                             RAKO CORPORATION
                     (A Development Stage Company)
           Statements of Stockholders' Equity (Deficit) (Continued) From Inception on October 9, 1968 Through March 31, 2000

                                                                                Deficit
                                                                               Accumulated
                                                                Additional      During the
                                        Common Stock             Paid-in       Development
                                     Shares         Amount        Capital          Stage
                                    --------------------------------------------------------

Balance, December 31, 1998         1,025,030      $1,025        $  93,646        $ (94,671)

Capital contributed for payment of
 expenses                                -            -             1,820                 -

Net loss for the year ended
 December 31, 1999                       -            -                -            (1,908)
                                   ---------     -------        ----------       ----------
Balance, December 31, 1999         1,025,030       1,025           95,466          (96,579)

Capital contributed for payment of
 expenses                                -           -                118                 -

Net loss for the three months ended
 March 31, 2000                          -           -                -             (1,530)
                                  ----------     ---------     ----------        ----------

Balance, March 31, 2000           1,025,030      $   1,025     $   95,584        $ (98,109)
                                  ==========     =========     ==========        ==========

        See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                            RAKO CORPORATION
                     (A Development Stage Company)
                        Statements of Cash Flows

                                                                              From
                                                                        Inception on
                                                                         October 9,
                                         For the Three Months Ended            1968 Through
                                                  March 31,                       March 31,
                                              2000           1999                    2000
                                        ----------------------------------------------------

CASH FLOWS FROM
 OPERATING ACTIVITIES

Net loss                                   $ (1,530)        $ (1,500)            $ (98,109)
Adjustments to reconcile net loss to
 net cash (used) by operating activities:
Stock issued for services                       -                 -                  60,000
Increase in accounts payable                   1,412              -                  26,500
                                           ----------       ----------            ----------
Net Cash (Used) by Operating
 Activities                                     (118)             -              (11,609)
                                           ----------        ----------           ----------

CASH FLOWS FROM
 INVESTING ACTIVITIES                             -                 -                      -
                                           ----------        ----------           ----------

CASH FLOWS FROM
 FINANCING ACTIVITIES

Issuance of common stock for cash                 -                 -                 5,636
Expenses paid on Company's behalf                 118               -                 5,973
                                           ----------        ----------          ----------

Net Cash Provided by
 Financing Activities                             118               -                11,609
                                           ----------        ----------          ----------

INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                             -                  -                    -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                           -                  -                    -
                                           ----------         ----------         ----------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                          $      -           $      -           $        -
                                           ==========         ==========         ==========


       See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                            RAKO CORPORATION
                      (A Development Stage Company)
                    Statements of Cash Flows (Continued)

                                                                              From
                                                                        Inception on
                                                                         October 9,
                                         For the Three Months Ended            1968 Through
                                                  March 31,                       March 31,
                                              2000           1999                    2000
                                        ----------------------------------------------------


Cash Paid For:

Interest                                  $      -         $      -               $      -
Income taxes                              $      -         $      -               $      -

SUPPLEMENTAL SCHEDULE OF
NON-CASH FINANCING ACTIVITIES

Stock issued for services                 $      -         $      -               $60,000
Stock issued for mining claims            $      -         $      -               $25,000


         See Accountants' Review Report and the accompanying notes to the reviewed financial statements.







                           RAKO CORPORATION
                    (A Development Stage Company)
                  Notes to the Financial Statements
                 March 31, 2000 and December 31, 1999


NOTE 1  ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                       RAKO CORPORATION
                (A Development Stage Company)
              Notes to the Financial Statements
             March 31, 2000 and December 31, 1999


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.


                                                         March 31,
                                                    2000           1999

Numerator - loss                                  $ (1,530)      $ (1,500)
Denominator - weighted average number of
  shares outstanding                               1,025,030     1,025,030
                                                  -------------------------
Loss per share                                    $ (0.00)       $ (0.00)
                                                  =========================

NOTE 3  GOING CONCERN

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

 NOTE 4  STOCK TRANSACTIONS

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



                                RAKO CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2000 and December 31, 1999

On March 17, 1998, the shareholders effected a 2-for-1 forward stock split of all the issued and outstanding common stock.

The accompanying financial statements reflect the stock splits on a retroactive basis.

NOTE 5  FAILED ACQUISITION

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended March 31, 2000.

                            SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RAKO CORPORATION



Date:  May 15, 2000                    By:  /S/ Kenneth D. Montee
                                            KENNETH D. MONTEE
                                            C.E.O., C.F.O., President
                                            and Director



Date: May 15, 2000                     By:  /S/ Ray Montee
                                            RAY MONTEE
                                            Secretary/Treasurer,  and
                                            Director
                                           (Principal Accounting Officer)