Form 10-Q
period 2000-06-30
RAKO CORP
filed 2000-08-09
CIK 1063111

Formatting:  .5 left, .5 right, .5" top, .5" bottom

Begin at start




































Start

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended June 30, 2000

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

           Class               Outstanding as of June 30, 2000.
Common Stock, $.001 par value              1,025,030

                              RAKO CORPORATION
                        (A Development Stage Company)

                            FINANCIAL STATEMENTS

                   June 30, 2000 and December 31, 1999


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

                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Rako Corporation
(A Development Stage Company)
Salt Lake City, Utah


We have reviewed the accompanying balance sheet of Rako Corporation (a development stage company) as of June 30, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months and six months ended June 30, 2000 and 1999.These financial statements are the responsibility of the Company's management.

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



HJ & Associates, LLC
Salt Lake City, Utah
July 28, 2000

                              RAKO CORPORATION
                       (A Development Stage Company)
                               Balance Sheets


                                   ASSETS

June 30,    December 31,
                                                      2000           1999

CURRENT ASSETS
Cash                                              $     -        $     -
                                                  ----------     ----------
Total Current Assets                                    -              -
                                                  ----------     ----------
TOTAL ASSETS                                      $     -        $     -
                                                  ===========    ==========

                 LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                                  $     1,814    $     88
                                                  -----------    --------
Total Current Liabilities                               1,814          88
                                                  -----------    --------
STOCKHOLDERS' EQUITY (DEFICIT)

Common stock at $0.001 par value; authorized
 50,000,000 common shares and 20,000,000
 preferred shares; 1,025,030 common shares
 issued and outstanding                                 1,025       1,025
Additional paid-in capital                             97,084      95,466
Deficit accumulated during the development stage      (99,923)    (96,579)
                                                  -----------     --------
Total Stockholders' Equity (Deficit)                   (1,814)        (88)
                                                  -----------     --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                   $     -         $     -
                                                  ===========     ==========


        See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                               RAKO CORPORATION
                         (A Development Stage Company)
                           Statements of Operations


                                                                                 From
                                                                             Inception on
                                                                             October 9,
              For the Three Months Ended      For the Six Months Ended      1968 Through
                         June 30,                      June 30                 June 30,
                       2000        1999         2000          1999               2000
                         ----------------------------------------------------------------

REVENUE             $     -    $     -         $    -        $    -             $

EXPENSES                1,814      1,220          3,344          2,720            99,923
                    ----------  ----------     ----------     ----------         --------
NET LOSS            $  (1,814) $  (1,220)      $  (3,344)     $  (2,720)         (99,923)
                    ==========  ==========      ==========   ==========          ========
BASIC LOSS PER SHARE$  (0.00)  $   (0.00)      $  (0.00)     $   (0.01)
                    ==========  ==========     ===========   ===========

         See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                                            RAKO CORPORATION
                                    (A Development Stage Company)
                             Statements of Stockholders' Equity (Deficit)
                      From Inception on October 9, 1968 Through June 30, 2000

                                                                                Deficit
                                                                               Acumulated
                                                               Additional     During the
                                        Common Stock             Paid-in      Development
                                     Shares         Amount        Capital        Stage
                                    -----------------------------------------------------

Inception on October 9, 1968              -    $      -          $     -        $     -

Common stock issued for mining
 claims recorded at predecessor
 cost of $0.00 per share              400,000        400             (400)            -

Common stock issued for services
 at $0.15 per share                   400,000        400            59,600             -
Common stock issued for cash
 at $0.45 per share                    14,734         15             6,615             -

Costs associated with stock offering      -            -              (994)            -

Common stock issued for mining
 claims recorded at predecessor
 cost of $0.075 per share             333,334        333           24,667             -

Net loss for the period from inception
 on October 9, 1968 through
 December 31, 1995                        -             -               -        (90,636)
                                     ---------    ----------      ----------    ---------
Balance, December 31, 1995          1,148,068       1,148          89,488        (90,636)

Cancellation of common stock         (123,024)       (123)            123             -

Fractional shares adjustment              (14)           -             -              -

Capital contributed for payment of
 expenses                                 -             -           2,461             -

Net loss for the year ended
 December 31, 1996                        -             -               -         (2,461)
                                     ----------    ----------       ----------  ---------
Balance, December 31, 1996           1,025,030      1,025          92,072        (93,097)

Net loss for the year ended
 December 31, 1997                         -            -               -             -
                                     ----------    ----------       ----------   --------
Balance, December 31, 1997           1,025,030      1,025          92,072        (93,097)

Capital contributed for payment of
 expenses                                  -            -           1,574            -

Net loss for the year ended
 December 31, 1998                         -            -                         (1,574)
                                    -----------    ----------       -----------   -------
Balance, December 31, 1998            1,025,030 $   1,025      $   93,646        $94,671)
                                    -----------    ----------       -----------  --------

       See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                                            RAKO CORPORATION
                                   (A Development Stage Company)
                      Statements of Stockholders' Equity (Deficit) (Continued) From Inception on October 9, 1968 Through June 30, 2000

                                                                                Deficit
                                                                              Accumulated
                                                                Additional    During the
                                        Common Stock             Paid-in      Development
                                     Shares         Amount        Capital          Stage
                                    -----------------------------------------------------
---

Balance, December 31, 1998         1,025,030      $1,025        $  93,646        (94,671)

Capital contributed for payment of
 expenses                                -            -             1,820            -

Net loss for the year ended
 December 31, 1999                       -            -                -          (1,908)
                                   ---------     -------        ----------       --------
--
Balance, December 31, 1999         1,025,030       1,025           95,466        (96,579)

Capital contributed for payment of
 expenses (unaudited)                    -            -             1,618           -

Net loss for the six months ended
 June 30, 2000 (unaudited)               -           -              -             (3,344)
                                  ----------     ---------     ----------        --------

Balance, June 30, 2000            1,025,030      $   1,025     $   97,084        (99,923)
            (unaudited)          ==========       ==========     =========     ==========

        See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                                               RAKO CORPORATION
                                        (A Development Stage Company)
                                          Statements of Cash Flows
                                                (Unaudited)

                                                                                     From
                                                                             Inception on
                                                                               October 9,
                                For the Three Months     For the Six Months 1968 through
                                    Ended June 30,             June 30,
                                    2000   1999              2000    1999         2000
                                 ----------------------------------------------------

CASH FLOWS FROM
 OPERATING ACTIVITIES

Net loss                        $ (1,814)  $ (1,220)  $ (3,344)  $ (2,720)    $ (99,109)
Adjustments to reconcile net
loss to net cash (used) by
 operating activities:
Stock issued for services                       -                 -
60,000
Increase in accounts payable         314      1,220      1,726      2,720        26,814
                              ----------    ----------  ---------  --------      --------
-Net Cash (Used) by Operating
 Activities                       (1,500)       -       (1,618)       -         (13,109)
                               ----------   ----------  ---------  --------     ---------

CASH FLOWS FROM                      -          -          -          -             -
 INVESTING ACTIVITIES          ----------   ----------  ---------  --------     ---------

CASH FLOWS FROM
 FINANCING ACTIVITIES

Issuance of common stock             -          -          -          -           5,636
For cash
Expenses paid on
 Company's behalf                 1,500         -        1,618        -           7,473
                               ----------   ----------  ---------   --------     --------
Net Cash Provided by
 Financing Activities             1,500         -        1,618        -          13,109
                               ----------   ----------  ----------  --------     --------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS               -           -          -          -             -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD             -           -          -          -             -
                               ----------  ----------  ----------   ---------    --------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD              $     -      $    -     $    -     $   -        $    -
                              ===========   =========  ==========    =========   ========
 See Accountants' Review Report and the accompanying notes to the reviewed financial statements.







                                                  RAKO CORPORATION
                                          (A Development Stage Company)
                                       Statements of Cash Flows (Continued)


 From
                                                                             Inception on
                                                                               October 9,
                                For the Three Months     For the Six Months 1968 through
                                    Ended June 30,             June 30,           June 30
                                    2000   1999              2000    1999         2000
TABLE>


Cash Paid For:

Interest                            $   -     $   -        $   -    $   -           $   -
Income taxes                        $   -     $   -        $   -    $   -           $   -
SUPPLEMENTAL SCHEDULE OF
NON-CASH FINANCING ACTIVITIES

Stock issued for services           $   -     $  -         $   -    $    -          $
 $60,000
Stock issued for mining claims      $   -     $  -         $   -    $    -          $
$25,000


         See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                           RAKO CORPORATION
                    (A Development Stage Company)
                  Notes to the Financial Statements
                 June 30, 2000 and December 31, 1999


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

                       RAKO CORPORATION
                (A Development Stage Company)
              Notes to the Financial Statements
             June 30, 2000 and December 31, 1999


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                              For the Three Months Ended
                                                      June 30,
                              2000           1999            2000           1999


Numerator  loss             $(1,814)       $(1,220)        $(3,344)       $(4,715)
Denominator - weighted
average number of
  shares outstanding       1,025,030      1,025,030       1,025,030      1,025,030
                          ------------   ------------    ------------   ------------
Loss per share               $ (0.00)       $ (0.00)        $ (0.00)       $ (0.01)
                          ============   ============    ============   ============

f. Unaudited Financial Statements

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

                                RAKO CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      June 30, 2000 and December 31, 1999


NOTE 4  STOCK TRANSACTIONS (Continued)

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

                                            RAKO CORPORATION



Date:  Aug 09, 2000                    By:  /S/ Kenneth D. Montee
                                            KENNETH D. MONTEE
                                            C.E.O., C.F.O., President
                                            and Director



Date: Aug 09, 2000                     By:  /S/ Ray Montee
                                            RAY MONTEE
                                            Secretary/Treasurer,  and
                                            Director
                                           (Principal Accounting Officer)