Form 10-Q
period 2000-09-30
RAKO CORP
filed 2000-11-13
CIK 1063111

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

             For the Quarter Ended Sept 30, 2000

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

           Class               Outstanding as of Sept 30, 2000.
Common Stock, $.001 par value              1,025,030

                              RAKO CORPORATION
                        (A Development Stage Company)

                            FINANCIAL STATEMENTS

                   Sept 30, 2000 and December 31, 1999


                              C O N T E N T S
PART I

Independent Auditors' Report                                            3

Balance Sheets                                                          4

Statements of Operations                                                5

Statements of Stockholders' Equity (Deficit)                            6

Statements of Stockholders' Equity (Deficit) Continued                  7

Statements of Cash Flows                                                8

Statements of Cash Flows (Continued)                                    9

Notes to the Financial Statements                                      10

PART II

Item 1  Legal Proceedings                                              11

Item 2  Changes in Securities                                          11

Item 3  Defaults in Senior Securities                                  11

Item 4  Submission of Matters to a Vote of Security Holders            11

Item 5  Other Information                                              11

Item 6  Exhibits and Reports on Form 8-K                               11

                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT


To the Board of Directors
Rako Corporation
(A Development Stage Company)
Salt Lake City, Utah


We have reviewed the accompanying balance sheet of Rako Corporation (a development stage company) as of Sept 30, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the three months and nine months ended Sept 30, 2000 and 1999.These financial statements are the responsibility of the Company's management.

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



HJ & Associates, LLC
Salt Lake City, Utah
Oct 29, 2000

                              RAKO CORPORATION
                       (A Development Stage Company)
                               Balance Sheets


                                   ASSETS

                                                    Sept 30,    December 31,
                                                      2000           1999

CURRENT ASSETS
Cash                                              $     -        $     -
                                                  ----------     ----------
Total Current Assets                                    -              -
                                                  ----------     ----------
TOTAL ASSETS                                      $     -        $     -
                                                  ===========    ==========

                 LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                                  $     -        $     88
                                                  -----------    --------
Total Current Liabilities                               -              88
                                                  -----------    --------
STOCKHOLDERS' EQUITY (DEFICIT)

Common stock at $0.001 par value; authorized
 50,000,000 common shares and 20,000,000
 preferred shares; 1,025,030 common shares
 issued and outstanding                                 1,025       1,025
Additional paid-in capital                             99,398      95,466
Deficit accumulated during the development stage     (100,423)    (96,579)
                                                  -----------     --------
Total Stockholders' Equity (Deficit)                    -             (88)
                                                  -----------     --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                   $     -         $     -
                                                  ===========     ==========


        See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                               RAKO CORPORATION
                         (A Development Stage Company)
                           Statements of Operations


                                                                                 From
                                                                             Inception on
                                                                             October 9,
              For the Three Months Ended      For the Nine Months Ended      1968 Through
                         Sept 30,                      Sept 30                 Sept 30,
                       2000        1999         2000          1999               2000
                         ----------------------------------------------------------------

REVENUE             $     -    $     -         $    -        $    -             $    -

EXPENSES                 500        250           3,844          4,965            100,423
                    ----------  ----------     ----------     ----------         --------
NET LOSS            $   (500) $    (250)      $  (3,844)     $  (4,965)         $(100,423)
                    ==========  ==========      ==========   ==========          ========
BASIC LOSS PER SHARE$  (0.00)  $   (0.00)      $  (0.00)     $   (0.00)
                    ==========  ==========     ===========   ===========

         See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                                            RAKO CORPORATION
                                    (A Development Stage Company)
                             Statements of Stockholders' Equity (Deficit)
                      From Inception on October 9, 1968 Through Sept 30, 2000

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

                                            RAKO CORPORATION
                                   (A Development Stage Company)
                      Statements of Stockholders' Equity (Deficit) (Continued) From Inception on October 9, 1968 Through Sept 30, 2000

                                                                                Deficit
                                                                              Accumulated
                                                                Additional    During the
                                        Common Stock             Paid-in      Development
                                     Shares         Amount        Capital          Stage
                                    -----------------------------------------------------
---

Balance, December 31, 1998         1,025,030      $1,025        $  93,646        (94,671)

Capital contributed for payment of
 expenses                                -            -             1,820            -

Net loss for the year ended
 December 31, 1999                       -            -                -          (1,908)
                                   ---------     -------        ----------       --------
--
Balance, December 31, 1999         1,025,030       1,025           95,466        (96,579)

Capital contributed for payment of
 expenses (unaudited)                    -            -             3,932           -

Net loss for the nine months ended
 Sept 30, 2000 (unaudited)               -           -              -             (3,844)
                                  ----------     ---------     ----------        --------

Balance, Sept 30, 2000            1,025,030      $   1,025     $   99,398       (100,423)
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

                                               RAKO CORPORATION
                                        (A Development Stage Company)
                                          Statements of Cash Flows
                                                (Unaudited)

                                                                                     From
                                                                             Inception on
                                                                               October 9,
                                For the Three Months     For the Nine Months 1968 through
                                    Ended Sept 30,             Sept 30,        Sept 30,
                                    2000    1999            2000    1999         2000
                                 ----------------------------------------------------

CASH FLOWS FROM
 OPERATING ACTIVITIES

Net loss                        $ (500)  $    (250)  $ (3,844)  $  (4,965)   $  (100,423)
Adjustments to reconcile net
loss to net cash (used) by
 operating activities:
Stock issued for services           -            -         -          -           60,000
Increase in accounts payab      (1,814)        250        (88)      2,750         25,000
                              ----------    ----------  ---------  --------      --------
-Net Cash (Used) by Operating
 Activities                     (2,314)         -      (3,932)     (2,215)       (15,423)
                               ----------   ----------  ---------  --------     ---------

CASH FLOWS FROM                      -          -          -          -             -
 INVESTING ACTIVITIES          ----------   ----------  ---------  --------     ---------

CASH FLOWS FROM
 FINANCING ACTIVITIES

Issuance of common stock             -          -          -          -            5,636
For cash
Expenses paid on
 Company's behalf                 2,314         -        3,932      2,215          9,787
                               ----------   ----------  ---------   --------     --------
Net Cash Provided by
 Financing Activities             2,314         -        3,932      2,215         15,423
                               ----------   ----------  ----------  --------     --------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS               -           -          -          -             -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD             -           -          -          -             -
                               ----------  ----------  ----------   ---------    --------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD              $     -      $    -     $    -     $   -        $    -
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
























                                                  RAKO CORPORATION
                                          (A Development Stage Company)
                                       Statements of Cash Flows (Continued)


                                                                                From
                                                                             Inception on
                                                                               October 9,
                                For the Three Months     For the Nine Months 1968 through
                                    Ended Sept 30,             Sept 30,           Sept 30
                                    2000   1999              2000    1999         2000



Cash Paid For:

Interest                            $   -     $   -        $   -    $   -           $   -
Income taxes                        $   -     $   -        $   -    $   -           $   -
SUPPLEMENTAL SCHEDULE OF
NON-CASH FINANCING ACTIVITIES

Stock issued for services           $   -     $  -         $   -    $    -          $60,000
Stock issued for mining claims      $   -     $  -         $   -    $    -          $25,000



         See Accountants' Review Report and the accompanying notes to the reviewed financial statements.

                           RAKO CORPORATION
                    (A Development Stage Company)
                  Notes to the Financial Statements
                 Sept 30, 2000 and December 31, 1999


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

                       RAKO CORPORATION
                (A Development Stage Company)
              Notes to the Financial Statements
             Sept 30, 2000 and December 31, 1999


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                          For the Three Months Ended     For the Nine Months Ended
                                   Sept 30,                      Sept 30,
                              2000           1999            2000           1999


Numerator  loss              $(500)         $(250)         $(3,844)       $(4,965)
Denominator - weighted
average number of
  shares outstanding      1,025,030      1,025,030        1,025,030      1,025,030
                          ------------   ------------    ------------   ------------
Loss per share              $ (0.00)        $(0.00)        $ (0.00)       $ (0.00)
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

                                RAKO CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      Sept 30, 2000 and December 31, 1999


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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibit 27 - Financial Data Schedules

    (b)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the nine month period ended Sept 30, 2000.

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