Form 10KSB
period 2000-12-31
RAKO CORP
filed 2001-04-10
CIK 1063111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB
(Mark One)
     [X]  Annual Report Pursuant to Section 13 or 15(d) of The
Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 2000

          Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                 Commission File Number   0-24633

                         RAKO CORPORATION
          (Name of small business issuer in its charter)

            Idaho                               91-0853320
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

           56W, 400S, Ste. 220, Salt Lake City, UT   84101
       (Address of principal executive offices)    (Zip Code)

Issuer's telephone no.:  (801) 322-3401

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

              Class                  Outstanding as of December 31, 2000
   Common Stock, $.001 Par Value                1,025,030

               DOCUMENTS INCORPORATED BY REFERENCE
                               NONE
Transitional Small Business Disclosure Format.   Yes     No [X]

                        RAKO CORPORATION

                        TABLE OF CONTENTS
                                                                 Page
                              PART I

Item 1.   Description of Business  . . . . . . . . . . . . . . . 3

Item 2.   Description of Property. . . . . . . . . . . .  . . . .9

Item 3.   Legal Proceedings. . . . . . . . . . . . . . .  . . . .9

Item 4.   Submission of Matter to a Vote of Security
          Holders. . . . . . . . . . . . . . . . . . . .  . . . .9

                             PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . .  . . . .9

Item 6.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . . . . . . .11

Item 7.   Financial Statements . . . . . . . . . . . . . . . . .13

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . .24

                             PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control persons; Compliance with
          Section 16(a) of the Exchange Act. . . . . . . . . . .24

Item 10.  Executive Compensation . . . . . . . . . . . . . . . .26

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . .26

Item 12.  Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . . . . . . .27

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . .27

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

    The Company's principal executive offices are located at 56 West, 400 South, Suite 220, Salt Lake City, UT 84101, and its telephone number is (801) 322-3401.


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

Facilities

    The Company is currently using office space located at 56W, 400S., Salt Lake City UT as its principal place of business. Although the Company has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as the Company acquires or merges with an operating business, the Company will secure commercial office space from which it will conduct its business. The Company has no current plans to secure such commercial office space.

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

    Not applicable.

Item 3.  Legal Proceedings

    The Company is not a party to any material pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's
Securities Holders during the fourth quarter of the Company's fiscal year ending December 31, 2000.
                             PART II

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

    As of December 31, 2000 the Company had issued and outstanding 1,025,030 shares of Common Stock and there were approximately 93 shareholders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

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

    None

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

Net Operating Loss

    The Company has accumulated approximately $9,000 of net operating loss carryforwards as of December 31, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2020. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2000 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 7.  Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 2000 and 1999 have all been examined to the extent indicated in their report by HJ and Associates, LLC, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                           RAKO CORPORATION
                    (A Development Stage Company)
                         FINANCIAL STATEMENTS
                           December 31, 2000






                            C O N T E N T S


Independent Auditors' Report

Balance Sheet

Statements of Operations

Statements of Stockholders' Equity (Deficit)

Statements of Cash Flows

Notes to the Financial Statements

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Rako Corporation
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Rako Corporation (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999, and from inception on October 9, 1968 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rako Corporation
(a development stage company) as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, and from inception on October 9, 1968 through December 31, 2000 in conformity with generally accepted accounting principles.

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



/s/HJ & Associates, LLC
Salt Lake City, Utah
February 6, 2001

                         RAKO CORPORATION
                   (A Development Stage Company)
                          Balance Sheet

                             ASSETS

                                                              December 31,
                                                                  2000
                                                              ------------

CURRENT ASSETS

Cash                                                             $    -
                                                              ------------

Total Current Assets                                                  -
                                                              ------------

TOTAL ASSETS                                                     $    -
                                                              =============


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                                                 $   338
                                                               -------------

Total Current Liabilities                                            338
                                                               -------------

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock at $0.001 par value; authorized
 50,000,000 common shares and 20,000,000
 preferred shares; 1,025,030 common shares
 issued and outstanding                                            1,025
Additional paid-in capital                                        98,187
Deficit accumulated during the development stage                 (99,550)
                                                               -------------

Total Stockholders' Equity (Deficit)                                (338)
                                                               -------------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                                   $    -
                                                               =============

The accompanying notes are an integral part of these financial statements.

                            RAKO CORPORATION
                     (A Development Stage Company)
                       Statements of Operations

                                                                           From
                                                                       Inception on
                                                                         October 9,
                           For the Years Ended                          1968 Through
                               December 31,                              December 31,
                             2000           1999                            2000
                          --------------------------                    ------------
REVENUE                  $      -       $       -                       $      -

EXPENSES                     2,971           1,908                          99,550
                           ---------      ---------                        ---------

NET LOSS                 $  (2,971)     $   (1,908)                     $  (99,550)
                           ========        ========                        =========
BASIC LOSS PER SHARE     $   (0.00)     $    (0.00)
                           ========        ========

The accompanying notes are an integral part of these financial statements.

                                  RAKO CORPORATION
                             (A Development Stage Company)
                      Statements of Stockholders' Equity (Deficit)
              From Inception on October 9, 1968 Through December 31, 2000

                                                                        Deficit
                                                                       Accumulated
                                                        Additional      During the
                                        Common Stock      Paid-in      Development
                                   Shares        Amount   Capital         Stage
                                 --------------------------------------------------
Inception on October 9, 1968         -        $    -     $    -        $     -

Common stock issued for mining
 claims recorded at predecessor
 cost of $0.00 per share         400,000          400       (400)            -

Common stock issued for services
 at $0.15 per share              400,000          400      59,600            -

Common stock issued for cash
 at $0.45 per share               14,734           15       6,615            -

Costs associated with stock offering  -            -        (994)            -

Common stock issued for mining
 claims recorded at predecessor
 cost of $0.075 per share         333,334          333      24,667           -

Net loss for the period from inception
 on October 9, 1968 through
 December 31, 1995                     -            -           -           (90,636)
                                -----------    ---------- -----------     ------------

Balance, December 31, 1995       1,148,068       1,148      89,488          (90,636)

Cancellation of common stock      (123,024)       (123)        123               -

Fractional shares adjustment           (14)         -           -                -

Capital contributed for payment of
 Expenses                               -           -         2,461              -

Net loss for the year ended
 December 31, 1996                      -           -            -           (2,461)
                                ------------ ------------- ------------- -------------
Balance, December 31, 1996        1,025,030       1,025      92,072         (93,097)

Net loss for the year ended
 December 31, 1997                       -           -           -                -
                                ------------ ------------- ------------- -------------
Balance, December 31, 1997        1,025,030       1,025      92,072         (93,097)

Capital contributed for payment of
 Expenses                                -           -        1,574              -

Net loss for the year ended
 December 31, 1998                       -           -           -           (1,574)
                                ------------- ------------- ------------ --------------
Balance, December 31, 1998        1,025,030    $  1,025    $  93,646      $ (94,671)
                                ------------- ------------- ------------ --------------

The accompanying notes are an integral part of these financial statements.

                                RAKO CORPORATION
                          (A Development Stage Company)
                Statements of Stockholders' Equity (Deficit) (Continued)
              From Inception on October 9, 1968 Through December 31, 2000

                                                                         Deficit
                                                                       Accumulated
                                                        Additional      During the
                                        Common Stock      Paid-in      Development
                                   Shares        Amount   Capital         Stage
                                 --------------------------------------------------


Balance, December 31, 1998        1,025,030   $   1,025  $   93,646    $  (94,671)

Capital contributed for payment of
 Expenses                                -           -        1,820            -

Net loss for the year ended
 December 31, 1999                       -           -           -          (1,908)
                                  ------------ ------------ ------------ ------------
Balance, December 31, 1999         1,025,030       1,025     95,466        (96,579)

Capital contributed for payment of
 Expenses                                 -           -       2,721             -

Net loss for the year ended
 December 31, 2000                        -           -          -          (2,971)
                                   ----------- ------------  ------------ ------------
Balance, December 31, 2000         1,025,030   $   1,025   $   98,187    $ (99,550)
                                   =========== ============ ============  =============

The accompanying notes are an integral part of these financial statements.

                            RAKO CORPORATION
                      (A Development Stage Company)
                         Statements of Cash Flows

                                                                              From
                                                                          Inception on
                                                                            October 9,
                                             For the Years Ended           1968 Through
                                                 December 31,               December 31,
                                               2000        1999                 2000
                                           ----------- ------------        -------------

CASH FLOWS FROM
 OPERATING ACTIVITIES

Net loss                                   $ (2,971)   $ (1,908)           $ (99,550)
Adjustments to reconcile net loss to
 net cash (used) by operating activities:
  Stock issued for services                      -           -                60,000
Increase in accounts payable                    250          88               25,338
                                           ----------- -----------         -------------
Net Cash (Used) by Operating
 Activities                                  (2,721)     (1,820)             (14,212)
                                           ----------- -----------         -------------
CASH FLOWS FROM
 INVESTING ACTIVITIES                            -           -                    -
                                           ----------- -----------         -------------
CASH FLOWS FROM
 FINANCING ACTIVITIES

Issuance of common stock for cash                -           -                 5,636
Expenses paid on Company's behalf             2,721       1,820                8,576
                                           ----------- -----------         -------------
Net Cash Provided by
 Financing Activities                         2,721       1,820               14,212
                                           ----------- -----------         -------------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                            -           -                    -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD                          -           -                    -
                                           ----------- -----------         -------------
CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                          $     -     $     -              $     -
                                           =========== ===========         =============

The accompanying notes are an integral part of these financial statements.

                                RAKO CORPORATION
                          (A Development Stage Company)
                       Statements of Cash Flows (Continued)

                                                                From
                                                            Inception on
                                                              October 9,
                                    For the Years Ended      1968 Through
	                                 December 31,          December 31,
                                   2000           1999          2000
                               ------------   ------------  -------------
Cash Paid For:

Interest                         $     -        $     -       $        -
Income taxes                     $     -        $     -       $        -

SUPPLEMENTAL SCHEDULE OF
NON-CASH FINANCING ACTIVITIES

Stock issued for services        $     -        $     -        $    60,000
Stock issued for mining claims   $     -        $     -        $    25,000

The accompanying notes are an integral part of these financial statements.

                                   RAKO CORPORATION
                              (A Development Stage Company)
                            Notes to the Financial Statements
                                   December 31, 2000


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

b. Provision for Taxes

No provision for income taxes has been made due to the inactive status of the Company. The Company has net operating loss carryovers of approximately $9,000 which expire in 2020. The potential tax benefit of the loss carryovers has been offset in full by a valuation allowance.

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

                                RAKO CORPORATION
                          (A Development Stage Company)
                       Notes to the Financial Statements
                                December 31, 2000


NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                                      December 31,
                                         --------------------------------------
                                               2000                    1999
                                           ------------             ------------
Numerator -                                $   (2,971)              $   (1,908)
Denominator - weighted average number of
  shares outstanding                         1,025,030                1,025,030
                                           ------------             ------------
Loss per share                             $    (0.00)              $    (0.00)
                                           ============             ============

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

                             RAKO CORPORATION
                        (A Development Stage Company)
                       Notes to the Financial Statements
                               December 31, 2000


NOTE 4 -STOCK TRANSACTIONS (Continued)

On March 17, 1998, the shareholders effected a 2-for-1 forward stock split of all the issued and outstanding common stock.

The accompanying financial statements reflect the stock splits on a retroactive basis.

NOTE 5 -FAILED ACQUISITION

On May 9, 1996, the shareholders voted to acquire all of the issued and outstanding shares of Spencer Entertainment, Inc., a Nevada Corporation, in exchange for the Company's authorized, but previously unissued common stock
 . On June 11, 1996, the Company issued 6,300,000 shares as part of the terms of this agreement, however, on November 22, 1996, the Company completed a recission agreement regarding the plan of reorganization and acquisition agreement between the Company and Spencer Entertainment, Inc. and canceled the 6,300,000 shares that were issued. The recission has been reflected in the financial statements on a retroactive basis.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

    Not applicable.

                              PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange
         Act

    At December 31, 2000 the executive officers and directors of the Company were as follows:

           Name              Age            Position
     Kenneth D. Montee        58        President, Chief Executive
                                        Officer and Director
     Ray Montee               56        Secretary / Treasurer and
                                        Director

    On February 1, 2001 a Special Meeting of the Board of Directors was held. The purpose of the meeting was to nominate Geoffery Williams and Bobbi Heywood to serve on the Board of Directors and to tender the resignations of Kenneth Montee and Ray Montee. The Board of Directors duly nominated Geoffery Williams and Bobbi Heywood. Mr. Williams and Ms. Heywood accepted their nominations and thereafter, accepted the resignations of Kenneth Montee and Ray Montee. Geoffery Williams was appointed President of the company and Bobbi Heywood was appointed Secretary/Treasurer.

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

    The business experience of each of the persons listed above during the past five years is as follows:

    Kenneth D. Montee, age 58, is a graduate of Boise State University with a degree in Finance. Mr. Montee has been active in real estate and investments since 1972, owing his own real estate company and working for two years from 1980 to 1982 as a commodity broker with Dean Witter. In 1986, Mr. Montee acquired a controlling interest in Rako Corporation. From 1993 to the present, Mr. Montee has been a developer of real estate through various partnerships and corporations which he formed. He is also an active investor in securities and commodities. Mr. Montee is the brother of Ray Montee, Secretary / Treasurer and a director of the Company.

    Ray Montee, age 56, was for 23 years and until he retired from the business in December 1997, the President and a director of Ray's R.V.'s Inc., a recreational vehicle parts, service and sales company located in Coeur D'Alene, Idaho. Mr. Montee has also been since 1993, President and a director of Affordable Home Center, Inc., a manufactured home sales company. He is currently active as General Manager of Affordable's nine locations throughout Idaho, Washington and Montana. Mr. Montee attended North Idaho College from 1962 to 1964 taking general courses and vocational courses in body and fender repair. Mr. Montee is the brother of Kenneth D. Montee, President and a director of the Company.

    Geoffrey Williams, age 31, was from 1994 to the present a representative of Williams Investments Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings. Mr. Williams attended the University of Utah and California Institute of the Arts.

    Bobbi Heywood, age 28, was from 2000 to the present an office manager with Williams Investments Company in Salt Lake City, Utah. From 1998 to 2000, Ms. Heywood was office manager of Mountain State Tile, a tile company located in Sandy, Utah, and from 1997 to 1998, she was project manager with Scandia Construction, Inc. in St. George,. Utah. Ms. Heywood also worked as an office manager for Silver Spur Painting in St. George, Utah from 1996 to 1997. Ms. Heywood has attended Dixie College in St. George, Utah and Salt Lake Community College.

Section 16(a) Beneficial Ownership Reporting Compliance

    Each of the Company's officers and directors is required to file a Form 5, Annual Statement of Changes in Beneficial Ownership, on or before the 45th day after the end of the fiscal year. These reports have not filed on a timely basis and will be submitted to the Securities and Exchange Commission.

Item 10. Executive Compensation

    The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended December 31, 2000, 1999 and 1998. Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation.

Item 11. Security Ownership of Certain Beneficial Owners and
         Management
    The following table sets forth information, to the best of the Company's knowledge, as of December 31, 2000, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

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

     (1) Based upon 1,025,030 shares of common stock outstanding on December 31, 2000.

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

     (b)  Reports on Form 8-K

           None


                            SIGNATURES

    The Directors at the period end resigned on February 1, 2001.
As former Directors they are not authorized to sign this report.
This report is signed by the company's present management.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Rako Corporation



                                   BY: /S/ Geoffery Williams
                                   Geoffery Williams
                                   President and Director

Dated:  April 09, 2001

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                 Title                    Date


/S/ Geoffery Williams         President and Director   April 09, 2001
        Geoffery Williams

 /S/ Bobbi Heywood            Secretary/Treasurer
        Bobbi Heywood         and Director             April 09, 2001