Form 10QSB
period 2001-03-31
RAKO CORP
filed 2001-05-14
CIK 1063111

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended March 31, 2001

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to

                  Commission File Number 0-24633

                         RAKO CORPORATION
(Exact name of small business issuer as specified in its charter)

            Idaho                           91-0853320
-------------------------------         -----------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

     56 W. 400 S. Ste. 220,
      Salt Lake City, Utah                     84101
  --------------------------------------     ----------
 (Address of principal executive offices)     Zip code

Registrant's telephone no., including area code:  (801) 322-3401

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

           Class               Outstanding as of March 31, 2001.
Common Stock, $.001 par value              1,025,030

                              RAKO CORPORATION
                        (A Development Stage Company)

                            FINANCIAL STATEMENTS

                   March 31, 2001 and December 31, 2000


                              C O N T E N T S
PART I

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

                              RAKO CORPORATION
                       (A Development Stage Company)
                               Balance Sheets

                                   ASSETS


                                                    March 31,    December 31,
                                                      2001           2000
CURRENT ASSETS

Cash                                              $     -        $     -
                                                  ----------     ----------
Total Current Assets                                    -              -
                                                  ----------     ----------
TOTAL ASSETS                                      $     -        $     -

