Form 10-Q
period 2001-06-30
RAKO CORP
filed 2001-08-17
CIK 1063111

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended June 30, 2001

                                OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

     For the transition period from            to

                  Commission File Number 0-24633

                     RAKO CAPITAL CORPORATION
 ---------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

            Nevada                          91-0853320
-------------------------------         -----------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

     56 W. 400 S. Ste. 220,
      Salt Lake City, Utah                     84101
  --------------------------------------     ----------
 (Address of principal executive offices)     Zip code

Registrant's telephone no., including area code:  (801) 322-3401

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

               APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class               Outstanding as of June 30, 2001.
Common Stock, $.001 par value              2,525,030

                          RAKO CAPITAL CORPORATION
                        (A Development Stage Company)

                            FINANCIAL STATEMENTS

                    June 30, 2001 and December 31, 2000


                              C O N T E N T S
PART I

Balance Sheets                                                          3

Statements of Operations                                                4

Statements of Stockholders' Equity (Deficit)                            5

Statements of Stockholders' Equity (Deficit) Continued                  6

Statements of Cash Flows                                                7

Statements of Cash Flows (Continued)                                    8

Notes to the Financial Statements                                       9

PART II

Item 1  Legal Proceedings                                              10

Item 2  Changes in Securities                                          10

Item 3  Defaults in Senior Securities                                  10

Item 4  Submission of Matters to a Vote of Security Holders            10

Item 5  Other Information                                              10

Item 6  Exhibits and Reports on Form 8-K                               10







                          RAKO CAPITAL CORPORATION
                       (A Development Stage Company)
                               Balance Sheets


                                   ASSETS

                                                     June 30,    December 31,
                                                      2001           2000

CURRENT ASSETS
Cash                                              $     -        $     -
                                                  ----------     ----------
Total Current Assets                                    -              -
                                                  ----------     ----------
TOTAL ASSETS                                      $     -        $     -
                                                  ===========    ==========

                 LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                                  $    338       $    338
                                                  -----------    --------
Total Current Liabilities                              338            338
                                                  -----------    --------
STOCKHOLDERS' EQUITY (DEFICIT)

Common stock at $0.001 par value; authorized
 70,000,000 common shares and 20,000,000
 preferred shares; 2,525,030 and 1,025,030
 common shares issued and outstanding,
 respectively                                           2,525       1,025
Additional paid-in capital                             99,412      98,187
Deficit accumulated during the development stage     (102,275)    (99,550)
                                                  -----------     --------
Total Stockholders' Equity (Deficit)                    (338)        (338)
                                                  -----------     --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY (DEFICIT)                   $     -         $     -
                                                  ===========     ==========


 The accompanying notes are an integral part of these financial statements.

                            RAKO CAPITAL CORPORATION
                         (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)

                                                                     From
                                                                 Inception on
                             For the            For the            October 9,
                        Three Months Ended  Six Months Ended      1968 Through
                            June 30,            June 30,            June 30,
                         2001      2000      2001      2000           2001
                         ------------------------------------------------------

REVENUE                  $    -    $    -    $    -    $    -         $    -

EXPENSES                   1,125     1,814     2,725     3,344        102,275
                         --------  --------  --------  --------       ---------
NET LOSS                 $(1,125)  $(1,814)  $(2,725)  $(3,344)     $(102,275)
                         ========  ========  ========  ========     ==========
BASIC LOSS PER SHARE       (0.00)    (0.00)    (0.00)    (0.00)
                         ========  ========  ========  ========

The accompanying notes are an integral part of these financial statements.

                                      RAKO CAPITAL CORPORATION
                                    (A Development Stage Company)
                             Statements of Stockholders' Equity (Deficit)
                       From Inception on October 9, 1968 Through June 30, 2001

                                                                               Deficit
                                                                              Accumulated
                                                             Additional       During the
                                        Common Stock          Paid-in         Development
                                     Shares       Amount       Capital           Stage
                                    -----------------------------------------------------

Inception on October 9, 1968             -    $      -        $     -          $     -

Common stock issued for mining
 claims recorded at predecessor
 cost of $0.00 per share             400,000        400           (400)              -

Common stock issued for services
 at $0.15 per share                  400,000        400           59,600             -
Common stock issued for cash
 at $0.45 per share                   14,734         15            6,615             -

Costs associated with stock offering      -          -              (994)            -

Common stock issued for mining
 claims recorded at predecessor
 cost of $0.075 per share            333,334        333            24,667            -

Net loss for the period from inception
 on October 9, 1968 through
 December 31, 1995                        -          -                 -        (90,636)
                                    ---------    ----------      ----------    ---------
Balance, December 31, 1995          1,148,068      1,148           89,488       (90,636)

Cancellation of common stock        (123,024)       (123)             123            -

Fractional shares adjustment            (14)          -                -             -

Capital contributed for payment of
 expenses                                -            -             2,461            -

Net loss for the year ended
 December 31, 1996                       -            -                -         (2,461)
                                    ----------    ----------      ----------    ---------
Balance, December 31, 1996         1,025,030       1,025           92,072        (93,097)

Net loss for the year ended
 December 31, 1997                       -            -                -              -
                                   ----------     ----------      ----------    ---------
Balance, December 31, 1997         1,025,030       1,025           92,072        (93,097)

Capital contributed for payment of
 expenses                                -            -             1,574             -

Net loss for the year ended
 December 31, 1998                       -            -                -         (1,574)
                                   -----------    ----------      -----------   ---------
Balance, December 31, 1998         1,025,030   $   1,025        $   93,646      $(94,671)
                                   -----------    ----------      -----------   ---------

The accompanying notes are an integral part of these financial statements.

                                     RAKO CAPITAL CORPORATION
                                   (A Development Stage Company)
                      Statements of Stockholders' Equity (Deficit) (Continued)
                       From Inception on October 9, 1968 Through June 30, 2001

                                                                                Deficit
                                                                              Accumulated
                                                                Additional    During the
                                        Common Stock             Paid-in      Development
                                     Shares         Amount        Capital          Stage
                                    -----------------------------------------------------


Balance, December 31, 1998         1,025,030      $1,025        $  93,646        (94,671)

Capital contributed for payment of
 expenses                                -            -             1,820            -

Net loss for the year ended
 December 31, 1999                       -            -                -          (1,908)
                                   ---------     ---------      ----------       --------

Balance, December 31, 1999         1,025,030       1,025           95,466        (96,579)

Capital contributed for payment of
 expenses                               -            -             2,721           -

Net loss for the year ended
 December 31, 2000                       -           -              -             (2,971)
                                   ---------     ---------      ----------       --------
Balance, December 31, 2000        1,025,030      $   1,025     $   98,187        (99,550)

Common stock issued in lieu of
 debt                             1,500,000          1,500          1,225           -

Net loss for six months ended
 June 30, 2001 (unaudited)              -            -                -          (2,725)
                                   ---------     ----------     ----------      ---------

Balance, June 30, 2001            2,525,030      $ 2,525       $  99,412      $(102,275)
(unaudited)                        =========     ==========     ==========     ==========

The accompanying notes are an integral part of these financial statements.

                                          RAKO CAPITAL CORPORATION
                                        (A Development Stage Company)
                                          Statements of Cash Flows
                                                (Unaudited)



                                                                     From
                                                                 Inception on
                                     For the            For the            October 9,
                                Three Months Ended  Six Months Ended      1968 Through
                                    June 30,            June 30,            June 30,
                                 2001      2000      2001      2000           2001
                                 ------------------------------------------------------

CASH FLOWS FROM
 OPERATING ACTIVITIES

Net loss                        $ (1,125)  $ (1,814)  $ (2,725)  $ (3,344)   $ (102,275)
Adjustments to reconcile net
loss to net cash (used) by
 operating activities:
Stock issued for services             -           -         -          -         60,000
Increase in accounts payable       1,125         314     2,725      1,726        28,063
                                 --------    --------  --------   --------     ---------
Net Cash (Used) by Operating
 Activities                           -       (1,500)       -      (1,618)      (14,212)
                                 --------    --------  --------   --------     ---------

CASH FLOWS FROM                       -           -         -          -             -
 INVESTING ACTIVITIES            --------    --------  --------   --------     ---------

CASH FLOWS FROM
 FINANCING ACTIVITIES

Issuance of common stock              -           -         -          -          5,636
For cash
Expenses paid on
 Company's behalf                     -        1,500        -       1,618         8,576
                                 --------    --------  --------   --------     ---------
Net Cash Provided by
 Financing Activities                 -        1,500        -       1,618        14,212
                                 --------    --------  --------   --------     ---------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                 -           -         -          -             -

CASH AND CASH EQUIVALENTS
 AT BEGINNING OF PERIOD               -           -         -          -             -
                                 --------    --------  --------    --------    ---------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                $    -     $     -    $    -     $    -        $    -
                                 =========  =========  ========   ========    ==========

Cash Paid For:

  Interest                       $    -     $    -     $    -     $    -        $    -
  Income taxes                   $    -     $    -     $    -     $    -        $    -


SUPPLEMENTAL SCHEDULE OF
NON-CASH FINANCING ACTIVITIES

  Stock issued for services      $    -     $    -     $    -     $    -        $60,000
  Stock issued for mining claims $    -     $    -     $    -     $    -        $25,000
  Stock issued in lieu of debt   $ 2,725    $    -     $ 2,725    $    -        $ 2,725


The accompanying notes are an integral part of these financial statements.

                       RAKO CAPITAL CORPORATION
                    (A Development Stage Company)
                  Notes to the Financial Statements
                 June 30, 2001 and December 31, 2000


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

On April 10, 2001, the Board of Directors of the Company approved a merger with Rako Capital Corporation, a Nevada corporation. Rako Capital Corporation became the surviving entity which effectively changed the state of domicile from Idaho to Nevada. Shares were exchanged on a one-for-one basis.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

b. Provision for Taxes

No provision for income taxes has been made due to the inactive status of the Company. The Company has net operating loss carryovers of approximately $10,600 which expire in 2020. The potential tax benefit of the loss carryovers has been offset in full by a valuation allowance.

c. Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                      RAKO CAPITAL CORPORATION
                    (A Development Stage Company)
                  Notes to the Financial Statements
                 June 30, 2001 and December 31, 2000

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                   For the                  For the
                             Three Months Ended         Six Months Ended
                                   June 30,                 June 30,
                          ------------------------------------------------
                               2001        2000         2001         2000
                          ------------------------------------------------


Numerator  loss            $ (1,125)    $ (1,814)    $ (2,725)    $ (3,344)
Denominator - weighted
average number of
  shares outstanding       1,125,030    1,025,030    1,525,030    1,025,030
                          -----------   -----------  -----------  -----------
Loss per share             $  (0.00)    $  (0.00)    $  (0.00)    $  (0.00)
                          ===========   ===========  ===========  ===========

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

                                RAKO CORPORATION
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2001 and December 31, 2000


NOTE 4  STOCK TRANSACTIONS (Continued)

On March 17, 1998, the shareholders effected a 2-for-1 forward stock split of all the issued and outstanding common stock.

On May 3, 2001, the Company authorized and issued 1,500,000 shares of common stock in lieu of debt totaling $2,725 owed to H. Deworth Williams, a shareholder who has been paying the Company's expenses, including legal, accounting, rent and all other office expenses.

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

Net Operating Loss

    The Company has accumulated approximately $10,600 of net operating loss carryforwards as of June 30, 2001, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2020. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2000 or the nine month period ended June 30, 2001 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 2.  Changes In Securities

    On May 3, 2001, the Company authorized and issued 1,500,000 shares of common stock in lieu of debt totaling $2,725 owed to H. Deworth Williams, a shareholder who has been paying the Company's expenses, including legal, accounting, rent and all other office expenses. The shares were issued in reliance upon exemption from registration pursuant to section 4(2) of the Securities Act of 1933.


Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    On May 3, 2001 the registrant held a Special Meeting of the Shareholders. At the meeting the shareholders voted to:

    Approve the proposal to change the registrants State of Incorporation from the State of Idaho to the State of Nevada with 832,536 shares voting for the proposal, zero shares withholding, 666 shares voting against and 3,064 shares abstaining.

    Elect Geoff Williams and Bobbi Heywood to serve on the Board of Directors with 835,600 shares voting for the proposal, 666 shares withholding, zero shares voting against and zero shares abstaining. Mr. Williams and Ms. Heywood are the sole Directors of the Company.

    Approve the proposal to issue 1,500,000 shares of the registrant's common stock to H. Deworth Williams as consideration for Company expenses that he has paid. The proposal passed with 832,536 shares voting for, zero shares withholding, 666 shares voting against and 3,064 shares abstaining.


    Approve the appointment of HJ & Associates as independent auditors with 832,536 shares voting for the proposal, zero shares withholding, 666 shares voting against and 3,064 shares abstaining.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended June 30, 2001.

                           SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            RAKO CORPORATION

Date:  August 1, 2001                  By:  /S/ Geoffery Williams
                                            GEOFFERY WILLIAMS
                                            President
                                            and Director



Date:   August 1, 2001                   By:  /S/ Bobbi Heywood
                                            BOBBI HEYWOOD
                                            Secretary/Treasurer,  and
                                            Director