Form 10-Q
period 2001-09-30
RAKO CORP
filed 2001-11-14
CIK 1063111

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarter Ended September 30, 2001

                                   OR

   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

        For the transition period from            to

                     Commission File Number 0-24633

                        RAKO CAPITAL CORPORATION
    ---------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)

               Nevada                          91-0853320
   -------------------------------         -----------------
   (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)          Identification No.)

        56 W. 400 S. Ste. 220,
         Salt Lake City, Utah                     84101
     --------------------------------------     ----------
 (   Address of principal executive offices)     Zip code

   Registrant's telephone no., including area code:  (801) 322-3401

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No

                  APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class               Outstanding as of september 30, 2001.
   Common Stock, $.001 par value              2,525,030






                              C O N T E N T S
PART I

Balance Sheets                                                          3

Statements of Operations                                                4

Statements of Stockholders' Equity (Deficit)                            5

Statements of Stockholders' Equity (Deficit) Continued                  6

Statements of Cash Flows                                                7

Statements of Cash Flows (Continued)                                    8

Notes to the Financial Statements                                       9

PART II

Item 1  Legal Proceedings                                              10

Item 2  Changes in Securities                                          10

Item 3  Defaults in Senior Securities                                  10

Item 4  Submission of Matters to a Vote of Security Holders            10

Item 5  Other Information                                              10

Item 6  Exhibits and Reports on Form 8-K                               10






                        RAKO CAPITAL CORPORATION
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS

                   September 30, 2001 and December 31, 2000




                        RAKO CAPITAL CORPORATION
                      (A Development Stage Company)
                             Balance Sheets

                                 ASSETS

                                                  September 30, December 31,
                                                          2001         2000
                                                  --------------------------
                                                   (Unaudited)
CURRENT ASSETS

  Cash                                             $          -  $         -
                                                   ------------  -----------
    Total Current Assets                                      -            -
                                                   ------------  -----------
    TOTAL ASSETS                                   $          -  $         -
                                                   ============  ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable                                   $    1,845    $      338
                                                    ------------  -----------
Total Current Liabilities                              1,845           338
                                                    ------------  -----------
STOCKHOLDERS' EQUITY (DEFICIT)

 Common stock at $0.001 par value; authorized
   70,000,000 common shares and 20,000,000
   preferred shares; 2,525,030 and 1,025,030 common
   shares issued and outstanding, respectively            2,525        1,025
 Additional paid-in capital                              99,412       98,187
 Deficit accumulated during the development stage      (103,782)     (99,550)
                                                    ------------  -----------

   Total Stockholders' Equity (Deficit)                  (1,845)        (338)
                                                    ------------  -----------
   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY (DEFICIT)                 $          -  $         -
                                                    ============  ===========

   The accompanying notes are an integral part of these financial statements


                        RAKO CAPITAL CORPORATION
                      (A Development Stage Company)
                        Statements of Operations
                             (Unaudited)

                                                                           From
                                                                       Inception on
                               For the	                 For the	          October 9,
                            Three Months Ended	     Nine Months Ended	   1968 Through
                               September 30,	         September 30,	     September 30,
                            ------------------     -----------------
                              2001       2000       2001	       2000	         2001
                         -----------------------------------------------------------
REVENUE                   $        -  $        -  $       -  $       -  $         -

EXPENSES                       1,507         500      4,232      3,844      103,782
                          ----------  ----------  ----------  ----------  ----------
NET LOSS                  $   (1,507) $     (500) $  (4,232) $  (3,844) $ (103,782)
                          ==========  ==========  ==========  ==========  ==========
BASIC LOSS PER SHARE      $    (0.00) $    (0.00	) $   (0.00) $   (0.00)
                          ==========  ==========  ==========  ==========
WEIGHTED AVERAGE
 NUMBER OF SHARES          2,525,030   1,025,030  1,691,697   1,025,030
                          ==========  ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements




                            RAKO CAPITAL CORPORATION
                          (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit)
            From Inception on October 9, 1968 Through September 30, 2001

                                                                         Deficit
                                                                        Accumulated
                                                            Additional   During the
                                        Common Stock         Paid-In    Development
                                     Shares      Amount      Capital       Stage
                                   ----------  ----------  ----------   -----------
Inception on October 9, 1968           -   $       -   $        -   $         -

Common stock issued for mining
 claims recorded at predecessor
 cost of $0.00 per share          400,000         400        (400)            -

Common stock issued for services
 at $0.15 per share               400,000         400      59,600             -

Common stock issued for cash
 at $0.45 per share                14,734          15       6,615             -

Costs associated with stock offering   -           - 	        (994)            -

Common stock issued for mining
 claims recorded at predecessor
 cost of $0.075 per share         333,334         333      24,667             -

Net loss for the period from inception
 on October 9, 1968 through
 December 31, 1995                     -           -            -       (90,636)
                                ----------  ----------  ----------   -----------
Balance, December 31, 1995      1,148,068       1,148       89,488      (90,636)

Cancellation of common stock     (123,024)       	(123)         123             -

Fractional shares adjustment          (14)         -            -              -

Capital contributed for payment of
 expenses                              -           -         2,461             -

Net loss for the year ended
 December 31, 1996                     -           -            -         (2,461)
                                ----------  ----------  ----------   -----------
Balance, December 31, 1996      1,025,030       	1,025       92,072       (93,097)

Net loss for the year ended
 December 31, 1997                     -           -            -              -
                                ----------  ----------  ----------   -----------
Balance, December 31, 1997      1,025,030       1,025       92,072       (93,097)

Capital contributed for payment of
 expenses                              -           -         1,574             -

Net loss for the year ended
 December 31, 1998                     -           -            -         (1,574)
                                ----------  ----------  ----------   -----------
Balance, December 31, 1998      1,025,030  $    1,025   $   	93,646  $   (94,671)
                                ----------  ----------  ----------   -----------


The accompanying notes are an integral part of these financial statements


                           RAKO CAPITAL CORPORATION
                         (A Development Stage Company)
             Statements of Stockholders' Equity (Deficit) (Continued) From Inception on October 9, 1968 Through September 30, 2001

                                                                         Deficit
                                                                        Accumulated
                                                            Additional   During the
                                        Common Stock         Paid-In    Development
                                     Shares      Amount      Capital       Stage
                                   ----------  ----------  ----------   -----------
Balance, December 31, 1998          1,025,030  $    1,025   $   	93,646  $   (94,671)

Capital contributed for payment of
 expenses                                  -           -         1,820            -
Net loss for the year ended
 December 31, 1999                         -           -            -         (1,908)
                                    ----------  ----------   ----------   -----------
Balance, December 31, 1999          1,025,030       1,025       95,466       (96,579)

Capital contributed for payment
 of expenses                               -           -         2,721            -

Net loss for the year ended
 December 31, 2000                         -           -            -         (2,971)
                                    ----------  ----------   ----------   -----------
Balance, December 31, 2000          1,025,030       1,025       98,187       (99,550)

Common stock issued in lieu of debt 	1,500,000       1,500        1,225           -

Net loss for the nine months ended
 September 30, 2001 (unaudited)            -           -            -         (4,232)
                                    ----------  ----------   ----------   -----------
Balance, September 30, 2001
(unaudited)                          2,525,030 $    2,525   $   99,412   $  (103,782)
                                    ==========  ==========   ==========   ===========


The accompanying notes are an integral part of these financial statements

                                 RAKO CAPITAL CORPORATION
                               (A Development Stage Company)
                                 Statements of Cash Flows
                                       (Unaudited)

                                                                         From
                                                                     Inception on
                                	                 For the	              October 9,
                            	                Nine Months Ended	        1968 Through
                                               September 30,         September 30,
                                            -----------------
                                             2001        2000             2001
                                         ------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                              $  (4,232)   $  (3,344)       $ (103,782)
 Adjustments to reconcile net loss to
  net cash (used) by operating activities:
 Stock issued for services                    -            -             60,000
 Increase in current liabilities           4,232        1,726            29,570
                                          ----------   ----------      ----------
   Net Cash (Used) by Operating Activities    -        (1,618)          (14,212)
                                          ----------   ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES          -             -                -
                                          ----------   ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES

 Issuance of common stock for cash            -             -             5,636
 Expenses paid on Company's behalf            -          1,618            8,576

   Net Cash Provided by Financing Activities  -          1,618           14,212
                                          ----------   ----------      ----------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                  -             -                -

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                          -             -                -

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                             $      -     $       -        $       -
                                          ==========   ===========     ==========
Cash Paid For:

 Interest                              $      -     $       -        $       -
 Income taxes                          $      -     $       -        $       -

SUPPLEMENTAL SCHEDULE OF NON-CASH
 FINANCING ACTIVITIES

 Stock issued for services             $      -     $       -        $   60,000
 Stock issued for mining claims        $      -     $       -        $   25,000
 Stock issued in lieu of debt          $   2,725    $       -        $    2,725


The accompanying notes are an integral part of these financial statements


                           RAKO CAPITAL CORPORATION
                         (A Development Stage Company)
                       Notes to the Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

     In order to continue a a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

     The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - MATERIAL EVENT

     On July 19, 2001, the Company changed its domicile from Idaho to Nevada. The articles of merger were filed on July 19, 2001 between Rako Capital Corporation an Idaho corporation and Rako Capital Corporation, a Nevada Corporation. The Surviving entity, Rako Capital Corporation (a Nevada Corporation) acquired all outstanding owner's interests of Rako Capital Corporation (an Idaho Corporation).


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

Net Operating Loss

    The Company has accumulated approximately $8,914 of net operating loss carryforwards as of September 30, 2001, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2020. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2000 or the nine month period ended September 30, 2001 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Reports on Form 8-K

             No report on Form 8-K was filed by the Company during the three month period ended September 30, 2001.






                           SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            RAKO CORPORATION

Date:  November 14, 2001                 By:  /S/ Geoffery Williams
                                            GEOFFERY WILLIAMS
                                            President
                                            and Director



Date:   November 14, 2001                 By:  /S/ Bobbi Heywood
                                            BOBBI HEYWOOD
                                            Secretary/Treasurer,  and
                                            Director



The accompanying notes are an integral part of these financial statements.