Form 10KSB
period 2001-12-31
RAKO CORP
filed 2002-03-22
CIK 1063111

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

  (Mark One)
     [X]  Annual Report Pursuant to Section 13 or 15(d) of The
  Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 2001

          Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  Commission File Number   0-24633


                      RAKO CAPITAL CORPORATION
           (Name of small business issuer in its charter)


            Nevada                               91-0853320
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


      56 W. 400 S. Ste. 220
      Salt Lake City, Utah                         84101
(Address of principal executive offices)         (Zip Code)


Issuer's telephone no.:  (801) 322-3401


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

     State the aggregate market value of the voting stock held by non-affiliates computed by reference  to the price at which the stock was sold, or the average bid and ask prices of such stock as
of a specified date within 60 days.    $ 0

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                  Outstanding as of December 31, 2001
   Common Stock, $.001 Par Value                2,525,030

               DOCUMENTS INCORPORATED BY REFERENCE
                               NONE
Transitional Small Business Disclosure Format.   Yes     No [X]



                     RAKO CAPITAL CORPORATION

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

    On April 4, 1996, the Company entered into a Letter of Intent whereby it was proposed that the Company would acquire all the issued and outstanding shares of Spencer Entertainment, Inc., a Nevada corporation ("Spencer"), in exchange for the issuance of shares of the Company's common stock representing a controlling interest in the Company. A special meeting of shareholders was called for May 9, 1996. At that meeting, the proposal to acquire Spencer was voted on and approved in addition to various other proposals including the election of a new Board of Directors consisting of nominees of Spencer, the one (1) share for three (3) shares reverse stock split, the change of the corporate name to Spencer Entertainment, Inc. and the change of capitalization to 50,000,000 shares of common stock authorized with a par value of $0.001 and 20,000,000 shares of preferred stock authorized. Following the special meeting, the Company changed its name to Spencer Entertainment, Inc. on May 15, 1996.

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

    On May 3, 2001 the Company held its annual meeting of the shareholders. At the meeting the shareholders voted to replace the existing Board of Directors with two new Directors and change the corporate domicile of the Company from the State of Idaho to the State of Nevada.

    On July 19, 2001, the Company filed articles of merger between Rako Corporation (an Idaho corporation) and Rako Capital Corporation
(a Nevada corporation). The surviving entity, Rako Capital Corporation (a Nevada corporation) acquired all outstanding owner's interests of Rako Corporation (an Idaho corporation). As a result of the merger the Idaho corporation was dissolved, the name of the Company became Rako Capital Corporation, the preferred stock was eliminated and the capitalization became 70,000,000 shares of non-assessable common stock authorized with a par value of $0.001.

    Since November 1996, the Company has been active in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company is considered a development stage company. Its principal purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current shareholders will experience substantial dilution and there will be a probable change in control of the Company.

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

Rights of Shareholders

    It is presently anticipated by management that prior to consummating a possible acquisition, merger, or other business combination the Company, if required by relevant state laws and regulations, will seek to have the transaction ratified by shareholders in the appropriate manner. However, the Board of Directors will have the discretion to consummate a business combination without shareholder approval if permissible under the laws of the State of Nevada and the laws of the state in which the other entity resides. Regardless of whether an action is ratified by the Board or by the shareholders, the Board will provide to its shareholders complete disclosure documentation concerning a potential target business opportunity including the appropriate audited financial statements of the target. This information will be disseminated by proxy statement in the event a shareholders' meeting is held, or by subsequent report to the shareholders if the action is taken by the Board.

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

Facilities

    The Company is currently utilizing office space located at 56 W. 400 S., Salt Lake City, Utah. Although the Company has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as the Company acquires or merges with an operating business, the Company will secure commercial office space from which it will conduct its business. The Company has no current plans to secure such commercial office space.

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

Item 2.  Description of Property

    The Company is currently utilizing office space located at 56 W. 400 S., Salt Lake City, Utah. Although the Company has no written agreement and pays no rent for the use of this facility, it is contemplated that at such future time as the Company acquires or merges with an operating business, the Company will secure commercial office space from which it will conduct its business. However, until such time as the Company completes an acquisition or merger, the type of business in which the Company will be engaged and the type of office and other facilities that will be required is unknown. The Company has no current plans to secure such commercial office space.

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

    As of December 31, 2001 the Company had issued and outstanding 2,525,030 shares of Common Stock and there were approximately 93 shareholders of record, which figure does not take into account those shareholders whose certificates are held in the name of broker-dealers.

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

    On May 3, 2001 the shareholders of the Company approved the issuance of 1,500,000 shares of its authorized, but previously unissued common stock to H. Deworth Williams. The shares were issued to Mr. Williams as compensation for expenses he has paid on behalf of the Company in the amount of $2,725.00. This issuance was not registered with the Commission because it was believed to be exempt form the registration requirements of the Act under Section 4(2) of the Act.

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

Net Operating Loss

    The Company has accumulated approximately $13,800 of net operating loss carryforwards as of December 31, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2021. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2000 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Forward-Looking and Cautionary Statements

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities. The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Accounting for changes in the values of those derivatives depends on the intended use of the derivatives and whether they qualify for hedge accounting. SFAS 133, as amended by SFAS 137 and SFAS 138, was adopted as of April 1, 2001. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

    In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocatable to an assembled workforce may not be accounted for separately. SFAS
142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The adoption of SFAS 141 and 142 has not affected the Company's financial statements.

    On August 16, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although management has not completed the process of determining the effect of this new accounting pronouncement, it currently expects that the effect of SFAS No. 143 on the financial statements, when it becomes effective, will not be significant.

    In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting-the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management believes the adoption of SFAS 144 will not have a significant effect the Company's financial statements.

Item 7.  Financial Statements

    The Company's financial statements as of and for the fiscal years ended December 31, 2001 and 2000 have all been examined to the extent indicated in their report by HJ and Associates, LLC, independent certified accountants, and have been prepared in accordance with generally accepted accounted principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission. The aforementioned financial statements are included herein in response to Item 7 of this Form 10-KSB.

                         RAKO CAPITAL CORPORATION
                      (A Development Stage Company)

                          FINANCIAL STATEMENTS

                           December 31, 2001



                             C O N T E N T S


Independent Auditors Report                                              3

Balance Sheet                                                            4

Statements of Operations                                                 5

Statements of Stockholders' Equity (Deficit)                             6

Statements of Cash Flows                                                 8

Notes to the Financial Statements                                       10




                         INDEPENDENT AUDITORS REPORT

To the Board of Directors
Rako Capital Corporation
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying balance sheet of Rako Capital Corporation (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000, and from inception on October 9, 1968 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rako Capital Corporation (a development stage company) as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and from inception on October 9, 1968 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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



HJ & Associates, LLC
Salt Lake City, Utah
February 14, 2002




                         RAKO CAPITAL CORPORATION
                       (A Development Stage Company)
                               Balance Sheet


                                  ASSETS
                                  ------
                                                             December 31,
                                                                  2001
                                                             ------------
CURRENT ASSETS

  Cash                                                        $       -
                                                             ------------

    Total Current Assets                                              -
                                                             ------------
    TOTAL ASSETS                                              $       -
                                                             ============

                   LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)
                   ---------------------------------------------

CURRENT LIABILITIES

  Accounts payable                                            $    1,470
                                                              ------------
    Total Current Liabilities                                      1,470
                                                              ------------
    TOTAL LIABILITIES                                              1,470
                                                              ------------

STOCKHOLDERS EQUITY (DEFICIT)

  Common stock at $0.001 par value; authorized 70,000,000 common
   shares; 2,525,030 common shares issued and outstanding          2,525
  Additional paid-in capital                                     100,358
  Deficit accumulated during the development stage              (104,353)
                                                              ------------

    Total Stockholders' Equity (Deficit)                          (1,470)
                                                              ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)      $        -
                                                              =============


  The accompanying notes are an integral part of these financial statements.



                          RAKO CAPITAL CORPORATION
                        (A Development Stage Company)
                            Statements of Operations

                                                                   From
                                                                Inception on
                                                                 October 9,
                                      For the Years Ended       1968 Through
                                          December 31,          December 31,
                                        2001          2000          2001
                                    ------------  ------------  ------------
REVENUE                             $         -   $         -   $         -

EXPENSES                                  4,803         2,971       104,353
                                    ------------  ------------  ------------
NET LOSS                            $    (4,803)  $    (2,971)  $  (104,353)
                                    ============  ============  ============
BASIC LOSS PER SHARE                $     (0.00)  $     (0.00)
                                    ============  ============



The accompanying notes are an integral part of these financial statements.



                          RAKO CAPITAL CORPORATION
                        (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)
         From Inception on October 9, 1968 Through December 31, 2001

                                                                               Deficit
                                                                             Accumulated
                                                               Additional     During the
                                           Common Stock          Paid-in     Development
                                        Shares       Amount      Capital        Stage
                                       ---------    ---------    ---------    ---------
Inception on October 9, 1968                   -    $       -    $       -    $       -

Common stock issued for mining claims
  recorded at predecessor cost of
  $0.00 per share                        400,000          400         (400)           -

Common stock issued for services
  at $0.15 per share                     400,000          400       59,600            -

Common stock issued for cash
  at $0.45 per share                      14,734           15        6,615            -

Costs associated with stock offering           -            -         (994)           -

Common stock issued for mining claims
  recorded at predecessor cost of
  $0.075 per share                       333,334          333       24,667            -

Net loss for the period from inception
  on October 9, 1968 through
  December 31, 1995                            -            -            -      (90,636)
                                       ---------    ---------    ---------    ---------
Balance, December 31, 1995             1,148,068        1,148       89,488      (90,636)

Cancellation of common stock            (123,024)        (123)         123            -

Fractional shares adjustment                 (14)           -            -            -

Capital contributed for payment of
  expenses                                     -            -        2,461            -

Net loss for the year ended
  December 31, 1996                            -            -            -       (2,461)
                                       ---------    ---------    ---------    ---------
Balance, December 31, 1996             1,025,030        1,025       92,072      (93,097)

Net loss for the year ended
  December 31, 1997                            -            -            -            -
                                       ---------    ---------    ---------    ---------
Balance, December 31, 1997             1,025,030        1,025       92,072      (93,097)

Capital contributed for payment of
  expenses                                     -            -        1,574            -

Net loss for the year ended
  December 31, 1998                            -            -            -       (1,574)
                                       ---------    ---------    ---------    ---------
Balance, December 31, 1998             1,025,030    $   1,025    $  93,646    $ (94,671)
                                       ---------    ---------    ---------    ---------



  The accompanying notes are an integral part of these financial statements.



                           RAKO CAPITAL CORPORATION
                        (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)
         From Inception on October 9, 1968 Through December 31, 2001

                                                                               Deficit
                                                                             Accumulated
                                                               Additional     During the
                                           Common Stock          Paid-in     Development
                                        Shares       Amount      Capital        Stage
                                       ---------    ---------    ---------    ---------
Balance, December 31, 1998             1,025,030    $   1,025    $  93,646    $ (94,671)

Capital contributed for payment of
  expenses                                     -            -        1,820            -

Net loss for the year ended
  December 31, 1999                            -            -            -       (1,908)
                                       ---------    ---------    ---------    ---------
Balance, December 31, 1999             1,025,030        1,025       95,466      (96,579)

Capital contributed for payment of
  expenses                                     -            -        2,721            -

Net loss for the year ended
  December 31, 2000                            -            -            -       (2,971)
                                       ---------    ---------    ---------    ---------
Balance, December 31, 2000             1,025,030        1,025       98,187      (99,550)

Common stock issued to related party
  for conversion of debt at $0.0018
  per share on May 31, 2001            1,500,000        1,500        1,225            -

Capital contributed for payment of
  expenses                                     -            -          946            -

Net loss for the year ended
  December 31, 2001                            -            -            -       (4,803)
                                       ---------    ---------    ---------    ---------
Balance, December 31, 2001             2,525,030    $   2,525    $ 100,358    $ (104,353)
                                       =========    =========    =========    =========



The accompanying notes are an integral part of these financial statements.



                             RAKO CAPITAL CORPORATION
                           (A Development Stage Company)
                               Statements of Cash Flows

                                                                             From
                                                                         Inception on
                                                                          October 9,
                                               For the Years Ended       1968 Through
                                                   December 31,          December 31,
                                                 2001          2000          2001
                                             ------------  ------------  ------------
CASH FLOWS FROM
  OPERATING ACTIVITIES

  Net loss                                   $     (4,803) $     (2,971) $   (104,353)
  Adjustments to reconcile net loss to
    net cash (used) by operating activities:
    Stock issued for services                           -             -        60,000
    Changes in operating liabilities                    -             -             -
    Increase in accounts payable                    1,132           250        26,470
                                             ------------  ------------  ------------

      Net Cash (Used) by Operating
       Activities                                  (3,671)       (2,721)      (17,883)
                                             ------------  ------------  ------------

CASH FLOWS FROM
  INVESTING ACTIVITIES                                  -             -             -
                                             ------------  ------------  ------------

CASH FLOWS FROM
  FINANCING ACTIVITIES

  Issuance of common stock for cash                     -             -         5,636
  Increase in accounts payable-related party        2,725             -         2,725
  Expenses paid on Company's behalf                   946         2,721         9,522
                                             ------------  ------------  ------------

      Net Cash Provided by
       Financing Activities                         3,671         2,721        17,883
                                             ------------  ------------  ------------

INCREASE (DECREASE) IN CASH                             -             -             -

CASH AT BEGINNING OF PERIOD                             -             -             -
                                             ------------  ------------  ------------

CASH AT END OF PERIOD                        $          -  $          -  $          -
                                             ============  ============  ============
Cash Paid For:

  Interest                                   $          -  $          -  $          -
  Income taxes                               $          -  $          -  $          -

SUPPLEMENTAL SCHEDULE OF
NON-CASH FINANCING ACTIVITIES

  Common stock issued for services           $          -  $          -  $     60,000
  Common stock issued for mining claims      $          -  $          -  $     25,000
  Common stock issued for conversion
  of debt-related party                      $      2,725  $          -  $      2,725

  The accompanying notes are an integral part of these financial statements.



                          RAKO CAPITAL CORPORATION
                         (A Development Stage Company)
                        Notes to the Financial Statements
                          December 31, 2001 and 2000


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

         On May 17, 1973, Silver Strike Mining and Milling Co. Inc, changed its name to Rako Capital Corporation.

         On March 25, 1996, the Articles of Incorporation were amended to change the par value of the common stock to $0.005 and the number of authorized shares to 100,000,000.

         On May 15, 1996, the Articles of Incorporation were amended to change the par value of the common stock to $0.001 and the number of authorized shares to 50,000,000 common and 20,000,000 preferred.

         On June 21, 2001, the Company formed a corporation in Nevada with the intent to move its domicile to Nevada. On July 19, 2001, the Company implemented its change of domicile to Nevada by filing Articles of Merger between the Idaho and Nevada Corporations. As a result, the Idaho Corporation was dissolved.


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Accounting Method

         The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a calendar year end.

         b.  Basic Loss Per Common Share

         Basic loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                                                           December 31,
                                                       2001            2000
                                                    ----------      ----------
         Numerator - loss                           $   (4,803)     $   (2,971)
Numerator - loss  $  (4,803  )  $  (2,971)
         Denominator - weighted average number of
           shares outstanding                        1,999,003       1,025,030
                                                    ----------      ----------

         Loss per share                             $    (0.00)     $    (0.00)
                                                    ==========      ==========



                          RAKO CAPITAL CORPORATION
                        (A Development Stage Company)
                      Notes to the Financial Statements
                         December 31, 2001 and 2000


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         c.  Provision for Taxes

         At December 31, 2001, the Company had a net operating loss carry forwards of approximately $13,800 that may be offset against future taxable income through 2021. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount.

         The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                  For the Years Ended
                                                      December 31,
                                                  2001            2000
                                               ----------      ----------
         Income tax benefit at statutory rate  $    1,824      $    1,129
         Change in valuation allowance             (1,824)         (1,129)

                                               $        -      $        -
                                               ==========      ==========

         Deferred tax assets (liabilities) are comprised of the following:

                                                  For the Years Ended
                                                      December 31,
                                                  2001            2000
                                               ----------      ----------

         Income tax benefit at statutory rate  $    5,244      $    3,420
         Change in valuation allowance             (5,244)         (3,420)
                                               ----------      ----------
                                               $        -      $        -
                                               ==========      ==========

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

         d.  Use of Accounting Estimates

         The preparation of financial statements in conformity with generally accepted accounting principals requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.



                         RAKO CAPITAL CORPORATION
                      (A Development Stage Company)
                    Notes to the Financial Statements
                        December 31, 2001 and 2000


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         e. Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

         f. Recent Accounting Pronouncements

         SFAS No.'s 141 and 142 - In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No.142 is applied in its entirety, which was September 30, 2001.

         SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations The adoption of this principle had no material effect on the company's financial statements.

         SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142,"the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the Areporting unit". to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill be adjusted to the implied fair value.



                             RAKO CAPITAL CORPORATION
                            (A Development Stage Company)
                           Notes to the Financial Statements
                             December 31, 2001 and 2000


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         f. Recent Accounting Pronouncements (Continued)

         SFAS No. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain o loss upon settlement.

         While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

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



                        RAKO CAPITAL CORPORATION
                      (A Development Stage Company)
                     Notes to the Financial Statements
                        December 31, 2001 and 2000


NOTE 4 -  STOCK TRANSACTIONS (Continued)

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

NOTE 6 -  RELATED PARTY TRANSACTIONS

         During 1996, 1998, 1999, and 2000 a shareholder contributed capital of $2,461, $1,574, $1,820, $2,721, respectively, to cover the expenses of the Company. The Company has minimal activity and no revenues. The amount of contributed capital during the year ended 2001 was $946.

         On May 3, 2001 the Company authorized and issued 1,500,000 shares of common stock in lieu of the debt totaling $2,725 owed to H. Deworth Williams, the shareholder who has been paying the company's expenses, including legal, accounting, rent, and all other office expenses.


Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

    Not applicable.

                              PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the Exchange
         Act

    The executive officers and directors of the Company are as follows:

           Name              Age            Position
     Geoffrey Williams       31  	President, Chief Executive
                              Officer and Director
     Bobbi Heywood           29  	Secretary and Director

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

    The business experience of each of the persons listed above during the past five years is as follows:

    Geoffrey Williams, age 31, was appointed a Director, President and Chief Executive Officer of the Company on February 1, 2001. From 1994 to the present, Mr. Williams has been a representative of Williams Investments Company, a Salt Lake City, Utah financial consulting firm involved in facilitating mergers, acquisitions, business consolidations and financings. Mr. Williams attended the University of Utah and California Institute of the Arts.

    Bobbi Heywood, age 29, was appointed a Director and Secretary of the Company on February 1, 2001. From 2000 to the present, Ms. Heywood has been an office manager with Williams Investments Company in Salt Lake City, Utah. From 1998 to 2000, Ms. Heywood was office manager of Mountain State Tile, a tile company located I n Sandy, Utah, and from 1997 to 1998, she was project manager with Scandia Construction, Inc. in St. George,. Utah. Ms. Heywood also worked as an office manager for Silver Spur Painting in St. George, Utah from 1996 to 1997. Ms. Heywood has attended Dixie College in St. George, Utah and Salt Lake Community College.

Prior "Blank check" experience

    Geoffrey Williams has been an executive officer and/or director of the following companies, each of which is considered a blank check company: Big Flash, Inc. (Secretary and Director), Calypso Financial Services, Inc. (Secretary and Director); Eastgate Acquisition Corp. (Secretary and Director), Grant Ventures, Inc. (Secretary and Director); Ocean Express Lines, Inc. (President), Consolidated Travel Systems, Inc. (President and Director) and Westgate Acquisitions Corp. (Secretary and Director).

    Bobbi Heywood has been an executive officer and/or director of the following companies, each of which is considered a blank check company: Energy Producing Technology (Secretary and Treasurer) and Grant Ventures, Inc. (Secretary and Director).

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

Item 11. Security Ownership of Certain Beneficial Owners and
         Management

    The following table sets forth information, to the best of the Company's knowledge, as of December 31, 2001, with respect to each person known by the Company to own beneficially more than 5% of the outstanding Common Stock, each director and all directors and officers as a group.

Name and Address           Amount and Nature of       Percent
of Beneficial Owner        Beneficial Ownership      of Class(1)
Kenneth D. Montee                363,334                14.3%
  3256 Agate Court
  Boise, ID 83850
Al Scarth                        363,334                14.3%
  421 Sherman
  Coeur D'Alene, ID 83814
H. Deworth Williams            1,500,000                59.4%
  56 W. 400 S. Ste. 220
  Salt Lake City, UT 84101
Geoffrey Williams*                     0                 0%
  56 W. 400 S. Ste. 220
  Salt Lake City, UT 84101
Bobbi Heywood*                         0                 0%
  5942 South Sultan Circle
  Murray, UT 84107

All directors and officers             0                 0%
  a group (2 persons)

      *   Director and/or executive officer


Note: Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole voting power over the shares indicated above.

     (1) Based upon 2,525,030 shares of common stock outstanding on December 31, 2001.

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

Item 13.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     3.1     Articles of Incorporation (Nevada)

     3.2     By-Laws (Nevada)

3.3 Articles of Dissolution (Idaho)

     2       Articles of Merger

     - - - - -
     * Exhibits so marked have heretofore been filed with the Securities and Exchange Commission as part of the filing indicated and are incorporated herein by reference.

     (b)  Reports on Form 8-K

                              None


                            SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned in the capacities and on the dates indicated.



                                   Rako Capital Corporation



Dated:  March 15, 2001           BY: /S/ Geoffrey Williams
                                   --------------------------
                                   Geoffrey Williams
                                   President, Chief Executive
                                   Officer and Director

Dated:  March 15, 2001           BY: /S/ Bobbi Heywood
                                   --------------------------
                                   Bobbi Heywood
                                   Secretary and Director







Exhibit 3.1

                         Articles of Incorporation
                             (Pursuant to NRS 78)

Secretary of State                                       C16442-01
101 North Carson Street, Suite 3                        JUN 21 2001
Carson City, Nevada 89701-4786                        IN THE OFFICE OF
(775) 684 4786                                         /s/Dean Heller
                                                DEAN HELLER SECRETARY OF STATE



1.  Name of Corporation:         Rako Capital Corporation


2.  Resident Agent Name
    and Street Address:          STREET ADDRESS            CITY          ZIP
    (Must be a Nevada address    7624 Desert Delta Drive   Las Vegas  NV 89128
    where process may be
    served).


3.  Shares:                    Number of shares             Number of shares
    No of shares corporation   with par value:   Par value  without par value
    authorized to issue)       70,000,000        $0.001             -


4.  Names, Addresses,
    Number of Board of
    Directors/Trustees:      The First Board of Directors/Trustees shall
                             consist of    2    members whose names and
                             addresses are as follows:

              1.  NAME  Geoff Williams

              STREET ADDRESS            CITY           STATE     ZIP
              56W 400S Ste. 220      Salt Lake City     Utah      84101


              2.  NAME  Bobbi Heywood

              STREET ADDRESS            CITY          STATE     ZIP
              56W 400S Ste. 220      Salt Lake City     Utah      84101


5.  Purpose:                  The purpose of this corporation shall be:
                              To engage in any lawful business authorized by the laws of Nevada or any other state or other jurisdiction in which the corporation may be authorized to do business.


6.  Other Matters:            Number of additional pages: -0-


Names, Addresses
and Signatures of
Incorporators:                Bobbi Heywood            /s/Bobbi Heywood
                                                       ---------------
                                                       Signature

               STREET ADDRESS            CITY          STATE     ZIP
             56W 400S Ste. 220      Salt Lake City     Utah      84101



Certificate of
Acceptance of
Appointment of
Resident Agent:               John Price & Associates

                 I, hereby accept appointment as Resident Agent for the above named corporation

                    /s/John Price                                June 1, 2001
----------------------------------------------------------------
Authorized Signature of Resident Agent or Resident Agent Company     Date




Exhibit 3.2




                      RAKO CAPITAL CORPORATION

                             * * * * *

                             BY - LAWS

                             * * * * *

                             ARTICLE I

                              OFFICES

Section 1.  The principal office shall be in the City of Salt Lake City, Utah.

Section 2. The corporation may also have offices at such other places both within and without the State of Utah as the board of directors may from time to time determine or the business of the corporation may require.

                             ARTICLE II

                       MEETINGS OF STOCKHOLDERS

Section 1. All annual meetings of the stockholders shall be held in the City of Salt Lake City, State of Utah. Special meetings of the stockholders may be held at such time and place within or without the State of Utah as shall be stated in the notice of the meeting, or in a duly executed waiver of notice thereof.

Section 2. Annual meetings of stockholders, commencing with the year 2002, shall be held on the 3rd day of May, if not a legal holiday, and if a legal holiday, then on the next secular day following, at 10:00 A.M., at which they shall elect by a plurality vote a board of directors, and transact such other business as may properly be brought before the meeting.

Section 3. Special meetings of the stockholders, for any purpose or purposes, unless otherwise prescribed by statute or by the articles of incorporation, may be called by the president and shall be called by the president or secretary at the request in writing of a majority of the board of directors, or at the request in writing of stockholders owning a majority in amount of the entire capital stock of the corporation issued and outstanding and entitled to vote. Such request shall state the purpose or purposes of the proposed meeting.

Section 4. Notices of meetings shall be in writing and signed by the president or a vice president, or the secretary, or an assistant secretary or by such other person or persons as the directors shall designate. Such notice shall state the purpose or purposes for which the meeting is called and the time when, and the place, which may be within or without this state, where it is to be held. A copy of such notice shall be either delivered personally to or shall be mailed, postage prepaid, to each stockholder of record entitled to vote at such meeting not less than ten nor more than sixty days before such meeting. If mailed, it shall be directed to a stockholder at his address as it appears upon the records of the corporation and upon such mailing of any such notice, the service thereof shall be complete, and the time of the notice shall begin to run from the date upon which such notice is deposited in the mail for transmission to such stockholder. Personal delivery of any such notice to any officer of a corporation or a association, or to any member of a partnership shall constitute delivery of such notice to such corporation, association or partnership. In the event of the transfer of stock after delivery or mailing of the notice of and prior to the holding of the meeting it shall not be necessary to deliver or mail notice of the meeting to the transferee.

Section 5. The holders of a majority of the stock issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall constitute a quorum at all meetings of the stockholders for the transaction of business except as otherwise provided by statute or by the articles of incorporation. If, however, such quorum shall not be present or represented at any meeting of the stockholders, the stockholders entitled to vote thereat, present in person or represented by proxy, shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented any business may be transacted which might have been transacted at the meeting as originally notified.

Section 6. When a quorum is present or represented at any meeting, the vote of the holders of a majority of the stock having voting power present in person or represented by proxy shall decide any question brought before such meeting, unless the question is one upon which by express provision of the statutes or of the articles of incorporation a different vote is required in which case such express provision shall govern and control the decision of such question.

Section 7. Every stockholder of record of the corporation shall be entitled at each meeting of stockholders to one vote for each share of stock standing in his name on the books of the corporation.

Section 8. At any meeting of the stockholders, any stockholder may be represented and vote by a proxy or proxies appointed by an instrument in writing. In the event that any such instrument in writing shall designate one or more persons to act as proxies, a majority of such persons present at the meeting, or, if only one shall be present, then that one shall have and may exercise all of the powers conferred by such written instrument upon all of the persons so designated unless the instrument shall otherwise provide. No such proxy shall be valid after the expiration of six months from the date of its executions, unless coupled with an interest, or unless the person executing it specifies therein the length of time for which it is to continue in force, which in no case shall exceed seven years from the date of its execution. Subject to the above, any proxy duly executed is not revoked and continues in full force and effect until an instrument revoking it or a duly executed proxy bearing a later date is filed with the secretary of the corporation.

Section 9. Any action, except election of directors, which may be taken by the vote of the stockholders at a meeting, may be taken without a meeting if authorized by the written consent of stockholders holding at least a majority of the voting power, unless the provisions of the statutes or of the articles of incorporation require a greater proportion of voting power to authorize such action in which case such greater proportion of written consents shall be required.

                            ARTICLE III

                             DIRECTORS

Section 1. The number of directors which shall constitute the whole board shall be two (2). The directors shall be elected at the annual meeting of the stockholders, and except as provided in Section 2 of this article, each director elected shall hold office until his successor is elected and qualified. Directors need not be stockholders.

Section 2. Vacancies, including those caused by an increase in the number of directors, may be filled by a majority of the remaining directors though less than a quorum. When one or more directors shall give notice of his or their resignation to the board, effective at a future date, the board shall have power to fill such vacancy or vacancies to take effect when such resignation or resignations shall become effective, each director so appointed to hold office during the remainder of the tem of office of the resigning director or directors.

Section 3. The business of the corporation shall be managed by its board of directors which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute or by the articles of incorporation or by these by-laws directed or required to be exercised or done by the stockholders.

Section 4. The board of directors of the corporation may hold meetings, both regular and special, either within or without the State of Utah.

                  MEETINGS OF THE BOARD OF DIRECTORS

Section 5. The first meeting of each newly elected board of directors shall be held at such time and place as shall be fixed by the vote of the stockholders at the annual meeting and no notice of such meeting shall be necessary to the newly elected directors in order legally to constitute the meeting, provided a quorum shall be present. In the event of the failure of the stockholders to fix the time or place of such first meeting of the newly elected board of directors, or in the event such meeting is not held at the time and place so fixed by the stockholders, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the board of directors, or as shall be specified in a written waiver signed by all of the directors.

Section 6. Regular meetings of the board of directors may be held without notice at such time and place as shall from time to time be determined by the board.

Section 7. Special meetings of the board of directors may be called by the president or secretary on the written request of two directors. Written notice of special meetings of the board of directors shall be given to each director at least zero (0) days before the date of the meeting.

Section 8. A majority of the board of directors, at a meeting duly assembled, shall be necessary to constitute a quorum for the transaction of business and the act of a majority of the directors present at any meeting at which a quorum is present shall be the act of the board of directors, except as may be otherwise specifically provided by statute or by the articles of incorporation. Any action required or permitted to be taken at a meeting of the directors may be taken without a meeting if a consent in writing, setting forth the action so taken, shall be signed by all of the directors entitled to vote with respect to the subject matter thereof.

                        COMMITTEES OF DIRECTORS

Section 9. The board of directors may, by resolution passed by a majority of the whole board, designate one or more committees, each committee to consist of one or more of the directors of the corporation, which, to the extent provided in the resolution, shall have and may exercise the powers of the board of directors in the management of the business and affairs of the corporation, and may have power to authorize the seal of the corporation to be affixed to all papers which may require it. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the board of directors.

Section 10. The committees shall keep regular minutes of their proceedings and report the same to the board when required.

                       COMPENSATION OF DIRECTORS

Section 11. The directors may be paid their expenses, if any, of attendance at each meeting of the board of directors and may be paid a fixed sum for attendance at each meeting of the board of directors or a stated salary as director. No such payment shall preclude any director from serving the corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.


                              ARTICLE IV

                               NOTICES

Section 1. Notices to directors and stockholders shall be in writing and delivered personally or mailed to the directors or stockholders at their addresses appearing on the books of the corporation. Notice by mail shall be deemed to be given at the time when the same shall be mailed. Notice to directors may also be given by telegram.

Section 2. Whenever all parties entitled to vote at any meeting, whether of directors or stockholders, consent, either by a writing on the records of the meeting or filed with the secretary, or by presence at such meeting and oral consent entered on the minutes, or by taking part in the deliberations at such meeting without objection, the doings of such meeting shall be as valid as if had at a meeting regularly called and noticed, and at such meeting any business may be transacted which is not excepted from the written consent or to the consideration of which no objection for want of notice is made at the time, and if any meeting be irregular for want of notice or of such consent, provided a quorum was present at such meeting, the proceedings of said meeting may be ratified and approved and rendered likewise valid and the irregularity or defect therein waived by a writing signed by all parties having the right to vote at such meetings; and such consent or approval of stockholders may be by proxy or attorney, but all such proxies and powers of attorney must be in writing.

Section 3. Whenever any notice whatever is required to be given under the provisions of the statutes, of the articles of incorporation or of these by-laws, a waiver thereof in writing, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent thereto.

                               ARTICLE V

                                OFFICERS

Section 1. The officers of the corporation shall be chosen by the board of directors and shall be a president, a vice president, a secretary and a treasurer. Any person may hold two or more offices.

Section 2. The board of directors at its first meeting after each annual meeting of stockholders shall choose a president, a vice president, a secretary and a treasurer, none of whom need be a member of the board.

Section 3. The board of directors may appoint additional vice presidents, and assistant secretaries and assistant treasurers and such other officers and agents as it shall deem necessary who shall hold their offices for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by the board.

Section 4. The salaries of all officers and agents of the corporation shall be fixed by the board of directors.

Section 5. The officers of the corporation shall hold office until their successors are chosen and qualify. Any officer elected or appointed by the board of directors may be removed at any time by the affirmative vote of a majority of the board of directors. Any vacancy occurring in any office of the corporation by death, resignation, removal or otherwise shall be filled by the board of directors.

                           THE PRESIDENT

Section 6. The president shall be the chief executive officer of the corporation, shall preside at all meetings of the stockholders and the board of directors, shall have general and active management of the business of the corporation, and shall see that all orders and resolutions of the board of directors are carried into effect.

Section 7. He shall execute bonds, mortgages and other contracts requiring a seal, under the seal of the corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be expressly delegated by the board of directors to some other officer or agent of the corporation or as restricted by a stockholders agreement.

                        THE VICE PRESIDENT

Section 8. The vice president shall, in the absence or disability of the president, perform the duties and exercise the powers of the president and shall perform such other duties as the board of directors may from time to time prescribe.

                           THE SECRETARY

Section 9. The secretary shall attend all meetings of the board of directors and all meetings of the stockholders and record all the proceedings of the meetings of the corporation and of the board of directors in a book to be kept for that purpose and shall perform like duties for the standing committees when required. He shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the board of directors, and shall perform such other duties as may be prescribed by the board of directors or president, under whose supervision he shall be. He shall keep in safe custody the seal of the corporation and, when authorized by the board of directors, affix the same to any instrument requiring it and, when so affixed, it shall be attested by his signature or by the signature of the treasurer or an assistant secretary.

                            THE TREASURER

Section 10. The treasurer shall have the custody of the corporate funds and securities and shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the board of directors.

Section 11. He shall disburse the funds of the corporation as may be ordered by the board of directors taking proper vouchers for such disbursements, and shall render to the president and the board of directors, at the regular meetings of the board, or when the board of directors so requires, an account of all his transactions as treasurer and of the financial condition of the corporation.

Section 12. If required by the board of directors, he shall give the corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the board of directors for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, paper, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.

                              ARTICLE VI

                          CERTIFICATES OF STOCK

Section 1. Every stockholder shall be entitled to have a certificate, signed by the president or a vice president and the treasurer or an assistant treasurer, or the secretary or an assistant secretary of the corporation, certifying the number of shares owned by him in the corporation. When the corporation is authorized to issue shares of more than one class or more than one series of any class, there shall be set forth upon the face or back of the certificate, or the certificate shall have a statement that the corporation will furnish to any stockholders upon request and without charge, a full or summary statement of the designations, preferences and relative, participating, optional or other special rights of the various classes of stock or series thereof and the qualifications, limitations or restrictions of such rights, and, if the corporation shall be authorized to issue only special stock, such certificate shall set forth in full or summarized the rights of the holders of such stock.

Section 2. Whenever any certificate is countersigned or otherwise authenticated by a transfer agent or transfer clerk, and by a registrar, then a facsimile of the signatures of the officers or agents of the corporation may be printed or lithographed upon such certificate in lieu of the actual signatures. In case any officer or officers who shall have signed, or whose facsimile signature or signatures shall have been used on, any such certificate or certificates shall cease to be such officer or officers of the corporation, whether because of death, resignation or otherwise, before such certificate or certificates shall have been delivered by the corporation, such certificate or certificates may nevertheless be adopted by the corporation and be issued and delivered as though the person or persons who signed such certificate or certificates, or whose facsimile signature or signatures shall have been used thereon, had not ceased to be the officer or officers of such corporation.

                         LOST CERTIFICATE

Section 3. The board of directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost or destroyed. When authorizing such issue of a new certificate or certificates, the board of directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost or destroyed.

                         TRANSFER OF STOCK

Section 4. Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

                       CLOSING OF TRANSFER BOOKS

Section 5. The directors may prescribe a period not exceeding sixty days prior to any meeting of the stockholders during which no transfer of stock on the books of the corporation may be made, or may fix a day not more than sixty days prior to the holding of any such meeting as the day as of which stockholders entitled to notice of and to vote at such meeting shall be determined; and only stockholders of record on such day shall be entitled to notice or to vote at such meeting.

                         REGISTERED STOCKHOLDERS

Section 6. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Nevada.

                              ARTICLE VII

                           GENERAL PROVISIONS

                               DIVIDENDS

Section 1. Dividends upon the capital stock of the corporation, subject to the provisions of the articles of incorporation, if any, may be declared by the board of directors at any regular or special meeting pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the articles of incorporation.

Section 2. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conducive to the interest of the corporation, and the directors may modify or abolish any such reserves in the manner in which it was created.

                                CHECKS

Section 3. All checks or demands for money and notes of the corporation shall be signed by such officer of officers or such other person or persons as the board of directors may from time to time designate.

                               FISCAL YEAR

Section 4. The fiscal year of the corporation shall be fixed by resolution of the board of directors.

                                  SEAL

Section 5. The corporate seal shall have inscribed thereon the name of the corporation, the year of its incorporation and the words "Corporate Seal, Nevada".

                              ARTICLE VIII

                               AMENDMENTS

Section 1. These by-laws may be altered or repealed at any regular meeting of the stockholders or of the board of directors or of directors or at any special meeting of the stockholders or of the board of directors if notice of such alteration or repeal be contained in the notice of such special meeting.



September 15, 2001

                                      /s/ Bobbi Heywood
                                      ------------------------
                                          Bobbi Heywood
                                          Secretary



Exhibit 3.3


           ARTICLES OF DISSOLUTION
(General Business and Professional Corporations)
                                                              FILED/EFFECTIVE
  To the Secretary of State of Idaho                         01 OCT 15 AM 9:13
    Pursuant to Title 30, Chapter 1 and 13, Idaho Code, the  SECRETARY OF STATE
    undersigned corporation has elected to dissolve.           STATE OF IDAHO

1.  The name of the corporation is:  Rako Corporation
                                   -----------------------------------

2.  The date the dissolution was authorized is:  May 3, 2001
                                               -----------------------

3. The dissolution was approved by the shareholders as follows:

    a) The number of shares entitled to vote:  1,025,030
                                             -------------------------
    b) The number voting for dissolution:        832,536
                                         -----------------------------
    c) The number voting against dissolution:        666
                                             -------------------------

4.  (optional) The dissolution shall be effective on:
                                                     -----------------
    (The articles will be effective on the date filed with the Secretary of State, unless a future date is specified.)

Dissolution occurred due to company merging with Nevada company, Rako Capital Corporation.


Dated:  September 27, 2001
      -----------------------------
Signature:  /s/Bobbi Heywood
          -------------------------
Typed Name:  Bobbi Heywood
           ------------------------               IDAHO SECRETARY OF STATE
Capacity:  Secretary/Director                          10/16/2001 05:00
         --------------------------             CK: 5343 CT: 3622 BH: 424515
                                               1 @ 30.00 = 30.00 PROF DISSO #2

                                                            C40061






Exhibit 2



                             ARTICLES OF MERGER


         01 SEP 17 AM 9:42                       Filed#C16442-01
         SECRETARY OF STATE                        JUL 19 2001
           STATE OF IDAHO                       IN THE OFFICE OF
                                                 /S/Dean Heller
                                           DEAN HELLER SECRETARY OF STATE

1.  NAME AND JURISDICTION OF ORGANIZATION OF MERGING CONSTITUENT
ENTITIES:


RAKO Corporation                    An Idaho Corporation
56W 400S Ste. 220
Salt Lake City, Utah 84101

RAKO Capital Corporation            A Nevada Corporation
56W 400S Ste. 220
Salt Lake City, Utah 84101



Surviving Entity:

RAKO Capital Corporation            A Nevada, Domestic, For Profit Corporation
56W 400S Ste. 220
Salt Lake City, Utah 84101


Resident Agent:

John Price & Associates
7624 Desert Delta Drive
Las Vegas, Nv. 89128



2.  A PLAN OF MERGER HAS BEEN FORMED AND ADOPTED BY EACH CONSTITUENT
ENTITY.


PLEASE NOTE:  COMPLETE  EXECUTED PLAN OF MERGER IS ON FILE AT THE
REGISTERED OFFICE, RAKO CAPITAL CORPORATION, 56 W. 400 S. STE. 220, SALT LAKE CITY, UT. 84101, AND IS AVAILABLE ON REQUEST, WITHOUT COST TO ANY OWNER OR ANY ENTITY WHICH IS A PARTY TO THE MERGER.



3. RAKO CORPORATION  (AN IDAHO CORPORATION).

PLAN OF MERGER WAS ADOPTED BY A VOTE OF THE SHAREHOLDERS.


On April 10, 2001 the Board of Directors of RAKO Corporation an Idaho Corporation, by unanimous written consent, pursuant to statute 30-1-821 of Idaho General Corporate Law, approved a proposal to effect a change of domicile for the corporation from the State of Idaho to the State of Nevada.

The Board of Directors agreed upon the plan of merger subject to ratification by the shareholders.

On April 10, 2001 a Notice of Special Meeting in Lieu of Annual
Meeting of Shareholders was mailed to all shareholders.

On May 3, 2001 a Special Meeting in Lieu of Annual Meeting of Shareholders was held. The shareholders vote for the plan of merger.

     Shares entitled to vote                   1,025,030

     Shares voting for plan of merger            832,536       81. %

     Shares voting against plan of merger            666      0.06 %

     Shares not participating                      3,064       0.3 %

The percentage of shares voting for the plan of merger was sufficient to approve the plan of merger.

4.  RAKO CAPITAL CORPORATION (A NEVADA CORPORATION)

PLAN OF MERGER WAS ADOPTED BY UNANIMOUS CONSENT OF THE OWNERS.

RAKO CAPITAL CORPORATION (a Nevada Corporation) has 2 Officers/
Directors, Geoff Williams, President/Director, Bobbi Heywood,
Secretary/Director.


     I, Geoff Williams hereby approve the plan of merger as proposed.


                                    /s/ Geoff Williams
                                   ---------------------------------
                                   Geoff Williams, President/Director



     I, Bobbi Heywood hereby approve the plan of merger as proposed.

                                    /s/Bobbi Heywood
                                   ---------------------------------
                                   Bobbi Heywood, Secretary/Director


5.  TERMS AND CONDITIONS OF THE MERGER:


The surviving entity, RAKO Capital Corporation (a Nevada Corporation) will acquire all outstanding owner's interests of RAKO Corporation (an Idaho Corporation).

Each stockholder of RAKO Corporation (an Idaho Corporation) whose shares were outstanding immediately before the effective date of the merger will hold the same number of shares, with identical designations, preferences, limitations and relative rights immediately after the merger.

The surviving corporation shall be governed by the laws of the State of Nevada and its name shall be RAKO Capital Corporation. The present Certificate of Incorporation of the Nevada Corporation shall continue to be the Certificate of Incorporation of the surviving corporation. The present By-Laws of the Nevada Corporation shall be and remain the By-Laws of the surviving corporation. The directors and officers of the Idaho Corporation immediately prior to the Effective Date shall be the directors of the surviving corporation upon the Effective Date.


    The undersigned President/Director of the Corporation hereby declares that the foregoing Articles of Merger are true and correct to the best of his knowledge and belief.


                                        /s/ Geoff Williams
                                       --------------------
                                       Geoff Williams, President/Director
                                       RAKO Capital Corporation


STATE OF   UTAH          )
                            )ss:
COUNTY OF SALT LAKE      )


     On this 27th day of June, 2001, before me, the undersigned, a Notary Public, in and for said State of Utah, personally appeared Geoff Williams who first being duly sworn, did hereby affirm that he is the President/Director of RAKO Capital Corporation a Nevada Corporation, and that he did execute the foregoing Articles of Merger on behalf of said Corporation.


                               /s/Jo Juliano
                               -----------------------
                               NOTARY PUBLIC

Residing at:  Salt Lake City, Utah
             ----------------------                 -NOTARY SEAL-

My Commission Expires:  6-1-2003
                       -----------



     The undersigned Secretary/Director of the Corporation hereby declares that the foregoing Articles of Merger are true and correct to the best of her knowledge and belief.


                                   /s/Bobbi Heywood
                                   -----------------------------
                                   Bobbi Heywood, Secretary/Director
                                   RAKO Capital Corporation

STATE OF   UTAH          )
                            )ss:
COUNTY OF SALT LAKE      )


     On this 27th day of June, 2001, before me, the undersigned, a Notary Public, in and for said State of Utah, personally appeared Bobbi Heywood who first being duly sworn, did hereby affirm that she is the Secretary/director of RAKO Capital Corporation a Nevada Corporation, and that she did execute the foregoing Articles of Merger on behalf of said Corporation.


                                /s/Jo Juliano
                               -----------------------
                               NOTARY PUBLIC

Residing at:  Salt Lake City, Utah
             ----------------------                 -NOTARY SEAL-

My Commission Expires:  6-1-2003
                       -----------






     The undersigned President/Director of the Corporation hereby declares that the foregoing Articles of Merger are true and correct to the best of his knowledge and belief.


                                   /s/Geoff Williams
                                   ---------------------------------
                                   Geoff Willimas, President/Director
                                   RAKO Corporation


STATE OF   UTAH          )
                            )ss:
COUNTY OF SALT LAKE      )


     On this 27th day of June, 2001, before me, the undersigned, a Notary Public, in and for said State of Utah, personally appeared Geoff Williams who first being duly sworn, did hereby affirm that he is the President/Director of RAKO Corporation, an Idaho Corporation, and that he did execute the foregoing Articles of Merger on behalf of said Corporation.

                               /s/Jo Juliano
                               -----------------------
                               NOTARY PUBLIC

Residing at:  Salt Lake City, Utah
             ----------------------                 -NOTARY SEAL-

My Commission Expires:  6-1-2003
                       -----------



The undersigned Secretary/Director of the Corporation hereby declares that the foregoing Articles of Merger are true and correct to the best of her knowledge and belief.



                                        /s/ Bobbi Heywood
                                       --------------------
                                       Bobbi Heywood, Secretary/Director
                                       RAKO Corporation


STATE OF   UTAH          )
                            )ss:
COUNTY OF SALT LAKE      )


     On this 27th day of June, 2001, before me, the undersigned, a Notary Public, in and for said State of Utah, personally appeared Bobbi Heywood who first being duly sworn, did hereby affirm that she is the Secretary/Director of RAKO Corporation an Idaho Corporation, and that he did execute the foregoing Articles of Merger on behalf of said Corporation.


                               /s/Jo Juliano
                               -----------------------
                               NOTARY PUBLIC

Residing at:  Salt Lake City, Utah
             ----------------------                 -NOTARY SEAL-

My Commission Expires:  6-1-2003
                       -----------