Form 10QSB
period 2002-03-31
RAKO CORP
filed 2002-05-20
CIK 1063111

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

  (Mark One)
     [X]  Annual Report Pursuant to Section 13 or 15(d) of The
  Securities Exchange Act of 1934

        For the Quarter Ended March 31, 2002

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

             APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                  Outstanding as of May 14, 2002
   Common Stock, $.001 Par Value                2,525,030



                      TABLE OF CONTENTS
                                                           Page
                                                          Number

PART  I.   FINANCIAL  INFORMATION

Item  1.  Financial  Statements

     Balance  Sheets, December 31, 2001 and
     March  31,  2002                                       3

     Statements  of  Operations,  Three  Months
     and Six Months Ended  March 31, 2002 and  2001
     and From October 9, 1968  (Date  of  Inception)
     through  March  31,  2002                              4

     Statements  of  Stockholders'  Equity,
     From  October 9, 1968  (Date  of  Inception)
     through  March  31,  2002                              5

     Statements  of  Cash  Flows,  Three  Months
     Ended  March  31,  2002  and  2001  and
     From  October 9, 1968  (Date  of  Inception)
     through  March  31,  2002                              8

     Notes  to  Financial  Statements                       9

Item 2  Management's Discussion and Analysis or
        Plan of Operation                                  10

PART  II.  OTHER  INFORMATION

Item  1.  Legal Proceedings                                13

Item  2.  Changes In Securities                            13

Item  3.  Defaults Upon Senior Securities                  13

Item  4.  Submission of Matters to a Vote of
           Securities Holders                              13

Item  5.  Other Information                                13

Item  6.  Exhibits and Reports on Form 8-K                 13

          SIGNATURES                                       13



PART  I:  Financial  Information

Item  1:  Financial  Statements



                            RAKO CAPITAL CORPORATION
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       March 31, 2002 and December 31, 2001



                            RAKO CAPITAL CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets

                                    ASSETS
                                   --------
                                                       March 31,     December 31,
                                                         2002            2001
                                                     ------------    ------------
                                                      (Unaudited)
CURRENT ASSETS

  Cash                                               $          -    $          -
                                                     ------------    ------------
    Total Current Assets                                        -               -
                                                     ------------    ------------
  TOTAL ASSETS                                       $          -    $          -
                                                     ============    ============


The accompanying notes are an integral part of these financial statements.



                            RAKO CAPITAL CORPORATION
                          (A Development Stage Company)
                            Balance Sheets (Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                    ------------------------------------------------

                                                      March 31,     December 31,
                                                        2002            2001
                                                    ------------    ------------
                                                     (Unaudited)

CURRENT LIABILITIES

  Accounts payable                                   $      3,308    $      1,470
                                                     ------------    ------------
   Total Current Liabilities                                3,308           1,470
                                                     ------------    ------------
    Total Liabilities                                       3,308           1,470
                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock at; $0.001 par value;
   authorized 70,000,000 common shares,
   2,525,030 common shares issued and outstanding           2,525           2,525
  Additional paid-in capital                              100,358         100,358
  Deficit accumulated during the development stage       (106,191)       (104,353)
                                                     ------------    ------------
Total Stockholders' Equity (Deficit)                       (3,308)         (1,470)
                                                     ------------    ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $          -    $          -
                                                     ============    ============


The accompanying notes are an integral part of these financial statements.



                        RAKO CAPITAL CORPORATION
                      (A Development Stage Company)
                         Statements of Operations
                               (Unaudited)

                                                                    From
                                                                 Inception on
                                  For the Three Months Ended       October 9,
                                            March 31,            1968 Through
                                    --------------------------     March 31,
                                       2002           2001           2002
                                    -----------    -----------    -----------
REVENUES                            $         -    $         -    $         -

EXPENSES                                  1,838          1,600       (106,191)
                                    -----------    -----------    -----------
NET LOSS                                 (1,838)        (1,600)      (106,191)
                                    ===========    ===========    ===========
BASIC NET LOSS PER SHARE            $     (0.00)   $     (0.00)
                                    ===========    ===========
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING               2,525,030      1,025,030
                                    ===========    ===========


The accompanying notes are an integral part of these financial statements.



                         RAKO CAPITAL CORPORATION
                       (A Development Stage Company)
                 Statements of Stockholders' Equity (Deficit)
            From Inception on October 9, 1968 through March 31, 2002

                                                                             Deficit
                                                                            Accumulated
                                                              Additional    During the
                                           Common Stock         Paid In     Development
                                        Shares      Amount      Capital        Stage
                                      ----------  ----------  ----------     ----------
Balance at inception on
October 9, 1968                                -    $       -    $       -    $       -

Common stock issued for mining claims
recorded at predecessor cost of
$0.00 per share                          400,000          400         (400)           -

Common stock issued for services
at $0.15 per share                       400,000          400       59,600            -

Common stock issued for cash
at $0.45 per share                        14,734           15        6,615            -

Costs associated with stock offering           -            -         (994)           -

Common stock issued for mining claims
recorded at predecessor cost of
$0.075 per share                         333,334          333       24,667            -

Net loss for the period from inception
on October 9, 1968 through
December 31, 1995                              -            -            -      (90,636)
                                       ---------    ---------    ---------    ---------
Balance, December 31, 1995             1,148,068        1,148       89,488      (90,636)

Cancellation of common stock            (123,024)        (123)         123            -

Fractional shares adjustment                 (14)           -            -            -

Capital contributed for payment of
expenses                                       -            -        2,461            -

Net loss for the year ended
December 31, 1996                              -            -            -       (2,461)
                                       ---------    ---------    ---------    ---------
Balance, December 31, 1996             1,025,030    $   1,025    $  92,072    $ (93,097)
                                       ---------    ---------    ---------    ---------


The accompanying notes are an integral part of these financial statements.



                          RAKO CAPITAL CORPORATION
                        (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit)(Continued)
           From Inception on October 9, 1968 through March 31, 2002

                                                                               Deficit
                                                                             Accumulated
                                                               Additional    During the
                                            Common Stock         Paid In     Development
                                         Shares      Amount      Capital        Stage
                                       ---------    ---------   ---------      ---------
Balance, December 31, 1996             1,025,030    $   1,025   $  92,072      $ (93,097)

Net loss for the year ended
  December 31, 1997                            -            -            -            -
                                       ---------    ---------    ---------    ---------
Balance, December 31, 1997             1,025,030        1,025       92,072      (93,097)

Capital contributed for payment of
expenses                                       -            -        1,574            -

Net loss for the year ended
December 31, 1998                              -            -            -       (1,574)
                                       ---------    ---------    ---------    ---------
Balance, December 31, 1998             1,025,030        1,025       93,646      (94,671)

Capital contributed for payment of
expenses                                       -            -        1,820            -

Net loss for the year ended
December 31, 1999                              -            -            -       (1,908)
                                       ---------    ---------    ---------    ---------
Balance, December 31, 1999             1,025,030        1,025       95,466      (96,579)

Capital contributed for payment of
expenses                                       -            -        2,721            -

Net loss for the year ended
December 31, 2000                              -            -            -       (2,971)
                                       ---------    ---------    ---------    ---------
Balance, December 31, 2000             1,025,030    $   1,025    $  98,187     $(99,550)
                                       ---------    ---------    ---------    ---------

The accompanying notes are an integral part of these financial statements.



                          RAKO CAPITAL CORPORATION
                        (A Development Stage Company)
            Statements of Stockholders' Equity (Deficit)(Continued)
           From Inception on October 9, 1968 through March 31, 2002
                                 (Unaudited)

                                                                              Deficit
                                                                            Accumulated
                                                                Additional   During the
                                           Common Stock           Paid In    Development
                                        Shares       Amount       Capital       Stage
                                       ---------    ---------    ---------    ---------
Balance, December 31, 2000             1,025,030    $   1,025    $  98,187     $(99,550)

Common stock issued to related party
for conversion of debt at $0.0018
per share on May 31, 2001              1,500,000        1,500        1,225            -

Capital contributed for expenses
paid by shareholder                            -            -          946            -

Net loss for the year ended
December 31, 2001                              -            -            -       (4,803)
                                       ---------    ---------    ---------    ---------
Balance, December 31, 2001             2,525,030        2,525      100,358     (104,353)

Net loss for the three
months ended March
31, 2002 (Unaudited)                           -            -            -       (1,838)
                                       ---------    ---------    ---------    ---------
Balance March 31,
2002 (Unaudited)                       2,525,030    $   2,525    $ 100,358    $(106,191)
                                       =========    =========    =========    =========


The accompanying notes are an integral part of these financial statements.


                             RAKO CAPITAL CORPORATION
                           (A Development Stage Company)
                             Statements of Cash Flows
                                    (Unaudited)


                                                                              From
                                                                          Inception On
                                               For the Three Months Ended   October 9,
                                                         March 31,         1968 Through
                                                -------------------------    March 31,
                                                    2002           2001         2002
                                                -----------    -----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                      $    (1,838)   $    (1,600)  $ (106,191)
  Adjustments to reconcile net loss to net
  cash(used) by operating activities:
  Disposal of assets for services                         -              -       60,000
  Stock issued for services                               -              -            -
  Changes in assets and liabilities:
  Increase(decrease)in accounts payable               1,838            367       28,308
                                                -----------    -----------   ----------
  Net Cash (Used) by Operating Activities                 -         (1,233)     (17,883)
                                                -----------    -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES                      -              -            -
                                                -----------    -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock
   for cash                                               -              -        5,636
  Increase in accounts
   payable-related party                                  -              -        2,725
  Expenses paid on Company's
   behalf                                                 -          1,233        9,522
                                                -----------    -----------   ----------
    Net Cash Provided by
     Financing Activities                                 -          1,233       17,883
                                                -----------    -----------   ----------

NET INCREASE (DECREASE)
IN CASH                                                   -              -            -
                                                -----------    -----------   ----------
CASH AT BEGINNING
OF PERIOD                                                 -              -            -
                                                -----------    -----------   ----------
CASH AT END OF PERIOD                           $         -    $         -   $        -
                                                ===========    ===========   ==========


The accompanying notes are an integral part of these financial statements.



                             RAKO CAPITAL CORPORATION
                           (A Development Stage Company)
                        Statements of Cash Flows (Continued)
                                    (Unaudited)

                                                                               From
                                                                           Inception On
                                               For the Three Months Ended    October 9,
                                                         March 31,          1968 Through
                                                -------------------------     March 31,
                                                    2002           2001          2002
                                                -----------    -----------    -----------
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

CASH PAID FOR:

  Interest                                      $       -      $       -      $       -
  Income taxes                                  $       -      $       -      $       -

NON-CASH FINANCING ACTIVITIES

Common stock issued for services                $       -      $       -      $  60,000
Common stock issued for mining                  $       -      $       -      $  25,000
Common stock issued for conversion
of debt-related party                           $       -      $       -      $   2,725


The accompanying notes are an integral part of these financial statements.


                          RAKO CAPITAL CORPORATION
                        (A Development Stage Company)
                      Notes to the Financial Statements
                     March 31, 2002 and December 31, 2001


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

NOTE 2 -  GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations

         In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing an agreement with an existing operating company. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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


Item 2   Management's Discussion and Analysis or Plan of Operation

    The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

    The Company is considered a development stage company and presently has no assets or capital and no significant operations or income. The costs and expenses associated with the preparation and filing of its registration statement in 1998 and subsequent quarterly and annual reports have been paid for by a shareholder of the Company. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and necessary funds will most likely be provided by the Company's officers and directors in the immediate future. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

Net Operating Loss

    The Company has accumulated approximately $15,600 of net operating loss carryforwards as of March 31, 2002, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2021. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2001 and three months ended March 31, 2002 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

    In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocatable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company adopted SFAS 141 upon issuance and SFAS 142 effective April 1, 2001. The adoption of SFAS 141 and 142 did not affect the financial statements.

    On August 16, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Although management has not completed the process of determining the effect of this new accounting pronouncement, it currently expects that the effect of SFAS No. 143 the Company's financial statements, when it becomes effective, will not be significant.

    In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Although SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting-the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in APB 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of, by sale, abandonment, or in a distribution to owners, or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management believes the adoption of SFAS 144 will not have a significant effect on the Company's financial statements.


PART II

Item 1.  Legal Proceedings

    There are presently no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.  Changes In Securities

    The Company has made an application to have its Common Stock traded in the over-the-counter market and quotations published on the OTC Bulletin Board. Its application has been finalized and a trading symbol has been assigned to the Company. It's trading symbol is RKOC.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of the security holders during the three months ended March 31, 2002.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

    No report on Form 8-K was filed by the Company during the three month period ended March 31, 2002.



                            SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Rako Capital Corporation



Dated:  May 14, 2002           BY: /S/ Geoffrey Williams
                                   --------------------------
                                   Geoffrey Williams
                                   President, Chief Executive
                                   Officer and Director

Dated:  May 14, 2002           BY: /S/ Bobbi Heywood
                                   --------------------------
                                   Bobbi Heywood
                                   Secretary and Director