Form 10QSB
period 2002-06-30
RAKO CAPITAL CORP
filed 2002-08-14
CIK 1063111

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

  (Mark One)
     [X]  Annual Report Pursuant to Section 13 or 15(d) of The
  Securities Exchange Act of 1934

        For the Quarter Ended June 30, 2002

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

             APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                  Outstanding as of June 30, 2002
   Common Stock, $.001 Par Value                5,025,030

TABLE OF CONTENTS
                                                           Page
                                                          Number

PART  I.   FINANCIAL  INFORMATION

Item  1.  Financial  Statements

     Balance Sheets, December 31, 2001 and
     June 30, 2002                                          3

     Statements of Operations, Three Months and Six
     Months Ended June 30, 2002 and 2001 and From
     October 9, 1968 (Date of Inception)
     through June 30, 2002                                  4

     Statements of Stockholders' Equity,
     From October 9, 1968 (Date of Inception)
     through June 30, 2002                                  5

     Statements of Cash Flows, Six Months
     Ended June 30, 2002 and 2001 and
     From October 9, 1968  (Date of Inception)
     through June 30 2002                                   8

     Notes to Financial Statements                          9

Item 2  Management's Discussion and Analysis or
        Plan of Operation                                  10

PART  II.  OTHER  INFORMATION

Item  1.  Legal Proceedings                                13

Item  2.  Changes In Securities                            13

Item  3.  Defaults Upon Senior Securities                  13

Item  4.  Submission of Matters to a Vote of
           Securities Holders                              13

Item  5.  Other Information                                13

Item  6.  Exhibits and Reports on Form 8-K                 13

          SIGNATURES                                       13



PART  I:  Financial  Information

Item  1:  Financial  Statements



                           RAKO CAPITAL CORPORATION
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                      June 30, 2002 and December 31, 2001



                           RAKO CAPITAL CORPORATION
                         (A Development Stage Company)
                                Balance Sheets

                                   ASSETS
                                  --------

                                                     June 30,      December 30,
                                                       2002            2001
                                                    ----------      ----------
                                                    (Unaudited)
CURRENT ASSETS

  Cash                                              $        -    $        -
                                                    ----------    ----------
    Total Current Assets                                     -             -
                                                    ----------    ----------

    TOTAL ASSETS                                    $        -    $        -
                                                    ==========    ==========


   The accompanying notes are an integral part of these financial statements.



                          RAKO CAPITAL CORPORATION
                        (A Development Stage Company)
                          Balance Sheets (Continued)

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ----------------------------------------------

                                                      June 30,             December 30,
                                                        2002                   2001
                                                     ----------            ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                   $    1,822            $    1,470

  Due to shareholder                                        643                     -
                                                     ----------            ----------

   Total Current Liabilities                              2,465                 1,470
                                                     ----------            ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock at; $0.001 par value;
  authorized 70,000,000 common shares
  5,025,030 common shares issued and outstanding          5,025                 2,525
  Additional paid-in capital                            100,358               100,358
  Deficit accumulated during the development stage     (107,848)             (104,353)
                                                     ----------            ----------
    Total Stockholders' Equity (Deficit)                 (2,465)               (1,470)
                                                     ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $        -            $        -
                                                     ==========            ==========


   The accompanying notes are an integral part of these financial statements.



                          RAKO CAPITAL CORPORATION
                        (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)

                                  For the                 For the              From
                               Three Months              Six Months        Inception on
                                  Ended                    Ended            October 9,
                                 June 30,                 June 30,         1968 through
                          ----------------------    ----------------------    June 30,
                            2002         2001         2002         2001         2002
                          ----------   ----------   ----------   ----------   ----------
REVENUES                  $        -   $        -   $        -   $        -   $        -

EXPENSES                       1,657        1,125        3,495        2,725      107,848
                          ----------   ----------   ----------   ----------   ----------
NET LOSS                  $   (1,657)  $   (1,125)  $   (3,495)  $   (2,725)  $ (107,848)
                          ==========   ==========   ==========   ==========   ==========
BASIC NET LOSS PER SHARE
                          $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
                          ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING    4,330,586    1,025,030    3,427,808    1,025,030
                          ==========   ==========   ==========   ==========


The accompanying notes are an integral part of these financial statements.



                          RAKO CAPITAL CORPORATION
                        (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit)
             From Inception on October 9, 1968 through June 30, 2002
<table>                          (Unaudited)
                                                                              Deficit
                                                                             Accumulated
                                                              Additional     During the
                                         Common Stock           Paid-In      Development
                                     Shares        Amount       Capital         Stage
                                   ----------    ----------    ----------    ----------
Balance at inception on
October 9, 1968                             -    $        -    $        -    $        -

Common stock issued for
mining claims recorded at
predecessor cost of $0.00
per share                             400,000           400          (400)            -

Common stock issued for
services at $0.15 per share           400,000           400         59,600            -

Common stock issued for
cash at $0.45 per share                14,734            15          6,615            -

Cost associated with stock
offering                                    -             -           (994)           -

Common stock issued for
mining claims recorded at
predecessor cost of $0.075
per share                             333,334           333         24,667            -

Net loss for the period from
inception on October 9, 1968
through December 31, 1995                   -             -              -            -
                                   ----------    ----------    ----------    ----------
Net loss for the period from
inception on October 9, 1968
to December 31, 1995                        -             -              -            -
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1995                                1,148,068         1,148         89,488      (90,636)

Cancellation of common
stock                                (123,024)         (123)           123            -

Fractional shares adjustment              (14)            -              -            -

Capital contributed for
payment of expenses                         -             -          2,461            -

Net Loss for the year ended
December 31, 1996                           -             -              -       (2,461)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1996                                1,025,030    $    1,025    $    92,072   $   93,097)


The accompanying notes are an integral part of these financial statements.



                           RAKO CAPITAL CORPORATION
                        (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit) (Continued) From Inception on October 9, 1968 through June 30, 2002
                                  (Unaudited)

                                                                               Deficit
                                                                             Accumulated
                                                              Additional     During the
                                         Common Stock           Paid-In      Development
                                     Shares        Amount       Capital         Stage
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1996                                1,025,030    $    1,025    $   92,072    $  (93,097)

Net loss for the year ended
December 31, 1997                           -             -             -             -
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1997                                1,025,030         1,025        92,072       (93,097)

Capital contributed for
payment of expenses                         -             -         1,574             -

Net loss for the year ended
December 31, 1998                           -             -             -        (1,574)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1998                                1,025,030         1,025        93,646       (94,671)

Capital contributed for
payment of expenses                         -             -         1,820             -

Net loss for the year ended
December 31, 1999                           -             -             -        (1,908)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1999                                1,025,030         1,025        95,466       (95,576)

Capital contributed for
payment of expenses                         -             -         2,721             -

Net Loss for the year ended
December 30, 2000                           -             -            -         (2,971)
                                   ----------    ----------    ----------    ----------
Balance, December 30,
2000                                1,025,030    $    1,025    $   98,187    $  (99,550)
                                   ----------    ----------    ----------    ----------


   The accompanying notes are an integral part of these financial statements.



                          RAKO CAPITAL CORPORATION
                        (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit) (Continued) From Inception on October 9, 1968 through June 30, 2002
                                  (Unaudited)

                                                                              Deficit
                                                                             Accumulated
                                                              Additional     During the
                                         Common Stock           Paid-In      Development
                                     Shares        Amount       Capital         Stage
                                   ----------    ----------    ----------    ----------
Balance, December 30,
2000                                1,025,030    $    1,025    $   98,187    $  (99,550)

Common stock issued to
related party for conversion
of debt at $0.0018 per
share on May 3, 2001                1,500,000         1,500         1,225             -

Capital contributed for
expenses paid by shareholder                -             -           946             -

Net loss for the year ended
December 30, 2001                           -             -             -        (4,803)
                                   ----------    ----------    ----------    ----------
Balance, December 30,
2001                                2,525,030         2,525       100,358      (104,353)

Common stock issued to
Related party for conversion
Of debt at $0.001 per share
On April 26, 2002 (Unaudited)       2,500,000         2,500             -             -

Net loss for the six
months ended June
30, 2002 (Unaudited)                        -             -             -        (3,495)
                                   ----------    ----------    ----------    ----------

Balance June 30,
2002 (Unaudited)                    5,025,030    $    5,025    $  100,358    $ (107,848)
                                   ==========    ==========    ==========    ==========


  The accompanying notes are an integral part of these financial statements.



                             RAKO CAPITAL CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                        From
                                                                    Inception on
                                        For the Six Months ended     October 9,
                                        -------------------------   1968 Through
                                                 June 30,             June 30,
                                            2002          2001          2002
                                         ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                      $   (3,495)   $   (2,725)   $ (107,848)
  Adjustments to reconcile net
   loss to net cash (used) by
    operating activities:
  Disposal of assets for services                 -             -        60,000
  Stock issued for services                       -             -             -
  Changes in assets and
   liabilities:
  Increase(decrease) in
   accounts payable                           3,495         1,492        29,965
                                         ----------    ----------    ----------
  Net Cash Used in
   Operating Activities                           -        (1,233)      (17,883)
                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES              -             -             -
                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock
   for cash                                       -             -         5,636
  Increase in accounts
   payable-related party                          -             -         2,725
  Expenses paid on Company's
   behalf                                         -         1,233         9,522
                                         ----------    ----------    ----------
  Net Cash Provided by
   financing Activities                           -         1,233        17,883
                                         ----------    ----------    ----------
NET INCREASE (DECREASE)IN CASH                    -             -             -

CASH AT BEGINNING OF PERIOD                       -             -             -
                                         ----------    ----------    ----------
CASH AT END OF PERIOD                    $        -    $        -    $        -
                                         ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.



                            RAKO CAPITAL CORPORATION
                          (A Development Stage Company)
                       Statements of Cash Flows (continued)
                                  (Unaudited)

                                                                       From
                                                                    Inception on
                                              For the Six            October 9,
                                         ------------------------   1968 Through
                                           Months ended June 30,      June 30,
                                            2002          2001          2002
                                         ----------    ----------    ----------
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

    Interest                             $        -    $        -    $        -
    Income Taxes                         $        -    $        -    $        -


NON CASH FINANCING ACTIVITIES

Common stock issued for services         $        -    $        -    $   60,000
Common stock issued for mining           $        -    $        -    $   25,000
Common stock issued for conversion       $    2,500    $        -    $    5,225
of debt-related party


   The accompanying notes are an integral part of these financial statements.



                           RAKO CAPITAL CORPORATION
                         (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2002 and December 31, 2001


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and cash flows at June 30, 2002 and 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

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

Net Operating Loss

    The Company has accumulated approximately $15,600 of net operating loss carryforwards as of June 30, 2002, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2021. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2001 and six months ended June 30, 2002 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

Forward Looking and Cautionary Statements

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

    In June 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill, noting that any purchase price allocatable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company adopted SFAS 141 upon issuance and SFAS 142 effective April 1, 2001. The adoption of SFAS 141 and 142 did not affect the financial statements.

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

Item 2.  Changes In Securities

    On April 26, 2002 the Company issued 2,500,000 shares of authorized but previously unissued common stock, par value $.001, to a shareholder in exchange for $2,500.00 contributed to pay Company expenses.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of the security holders during the three months ended June 30, 2002.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

    Exhibit 99.1 Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 99.2 Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
   (b) Reports on Form 8-K

    No report on Form 8-K was filed by the Company during the three month period ended June 30, 2002.



                            SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Rako Capital Corporation



Dated:  August 8, 2002           BY: /S/ Geoffrey Williams
                                   --------------------------
                                   Geoffrey Williams
                                   President, Chief Executive
                                   Officer and Director

Dated:  August 8, 2002           BY: /S/ Bobbi Heywood
                                   --------------------------
                                   Bobbi Heywood
                                   Secretary, Principal Accounting
                                   Officer and Director



Exhibit 99.1

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Rako Capital Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Geoffrey Williams, Chief Executive Officer of the Company, certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/   Geoffrey Williams

Geoffrey Williams
Chief Executive Officer
August 12, 2002



                                                              Exhibit 99.2

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Rako Capital Corporation (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Bobbi Heywood, Principal Accounting Officer of the Company, certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/   Bobbi Heywood

Bobbi Heywood
Principal Accounting Officer
August 12, 2002