Form 10QSB
period 2002-09-30
RAKO CAPITAL CORP
filed 2002-11-15
CIK 1063111

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

  (Mark One)
     [X]  Annual Report Pursuant to Section 13 or 15(d) of The
  Securities Exchange Act of 1934

        For the Quarter Ended September 30, 2002

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

              Class                  Outstanding as of November 14, 2002
   Common Stock, $.001 Par Value                5,025,030


TABLE OF CONTENTS
                                                           Page
                                                          Number

PART  I.   FINANCIAL  INFORMATION

Item  1.  Financial  Statements

     Balance Sheets, December 31, 2001 and
     September 30, 2002                                     3

     Statements of Operations, Three Months and Nine
     Months Ended September 30, 2002 and 2001 and From
     October 9, 1968 (Date of Inception)
     through September 30, 2002                             5

     Statements of Stockholders' Equity,
     From October 9, 1968 (Date of Inception)
     through September 30, 2002                             6

     Statements of Cash Flows, Nine Months
     Ended September 30, 2002 and 2001 and
     From October 9, 1968  (Date of Inception)
     through September 30 2002                              9

     Notes to Financial Statements                         11

Item 2. Management's Discussion and Analysis or
        Plan of Operation                                  12

Item 3. Controls and Procedures                            14


PART  II.  OTHER  INFORMATION

Item  1.  Legal Proceedings                                14

Item  2.  Changes In Securities                            14

Item  3.  Defaults Upon Senior Securities                  14

Item  4.  Submission of Matters to a Vote of
           Securities Holders                              15

Item  5.  Other Information                                15

Item  6.  Exhibits and Reports on Form 8-K                 15

          SIGNATURES                                       15




PART  I:  Financial  Information

Item  1:  Financial  Statements


                           RAKO CAPITAL CORPORATION
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                   September 30, 2002 and December 31, 2001



                           RAKO CAPITAL CORPORATION
                         (A Development Stage Company)
                                Balance Sheets

                                   ASSETS
                                  --------

                                                   September 30,   December 31,
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



                         RAKO CAPITAL CORPORATION
                       (A Development Stage Company)
                         Balance Sheets (Continued)

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  ----------------------------------------------

                                                    September 30,          December 31,
                                                        2002                   2001
                                                     ----------            ----------
                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable                                   $    4,887            $    1,470

  Due to shareholder                                      1,555                     -
                                                     ----------            ----------

   Total Current Liabilities                              6,442                 1,470
                                                     ----------            ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock at; $0.001 par value;
  authorized 20,000,000 preferred shares,
  no shares issued and outstanding.                           -                     -
  Common stock at; $0.001 par value;
  authorized 50,000,000 common shares;
  5,025,030 and 2,525,030 common shares issued
  and outstanding, respectively                           5,025                 2,525
  Additional paid-in capital                            100,358               100,358
  Deficit accumulated during the development stage     (111,825)             (104,353)
                                                     ----------            ----------
    Total Stockholders' Equity (Deficit)                 (6,442)               (1,470)
                                                     ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
     (DEFICIT)                                       $        -            $        -
                                                     ==========            ==========


   The accompanying notes are an integral part of these financial statements.




                           RAKO CAPITAL CORPORATION
                        (A Development Stage Company)
                           Statements of Operations
                                 (Unaudited)

                                 For the                 For the              From
                              Three Months             Nine Months        Inception on
                                 Ended                    Ended            October 9,
                              September 30,            September 30,      1968 through
                         ----------------------    ---------------------- September 30,
                           2002         2001         2002         2001         2002
                         ----------   ----------   ----------   ----------   ----------
REVENUES                 $        -   $        -   $        -   $        -   $        -

EXPENSES                      3,977        1,507        7,472        4,232      111,825
                         ----------   ----------   ----------   ----------   ----------
NET LOSS                 $   (3,977)  $   (1,507)  $   (7,472)  $   (4,232)  $ (111,825)
                         ==========   ==========   ==========   ==========   ==========
BASIC NET LOSS PER SHARE
                         $    (0.00)  $    (0.00)  $    (0.00)  $    (0.00)
                         ==========   ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING   5,025,030    2,525,030    3,957,512    1,846,198
                         ==========   ==========   ==========   ==========


The accompanying notes are an integral part of these financial statements.



                          RAKO CAPITAL CORPORATION
                        (A Development Stage Company)
                    Statements of Stockholders' Equity (Deficit)
           From Inception on October 9, 1968 through September 30, 2002
                                (Unaudited)

                                                                              Deficit
                                                                             Accumulated
                                                              Additional     During the
                                         Common Stock           Paid-In      Development
                                     Shares        Amount       Capital         Stage
                                   ----------    ----------    ----------    ----------
Balance at inception on
October 9, 1968                             -    $        -    $        -    $        -

Common stock issued for
mining claims recorded at
predecessor cost of $0.00
per share                             400,000           400          (400)            -

Common stock issued for
services at $0.15 per share           400,000           400         59,600            -

Common stock issued for
cash at $0.45 per share                14,734            15          6,615            -

Cost associated with stock
offering                                    -             -           (994)           -

Common stock issued for
mining claims recorded at
predecessor cost of $0.075
per share                             333,334           333         24,667            -

Net loss for the period from
inception on October 9, 1968
to December 31, 1995                        -             -              -      (90,636)
                                   ----------    ----------     ----------   ----------
Balance, December 31,
1995                                1,148,068         1,148         89,488      (90,636)

Cancellation of common
stock                                (123,024)         (123)           123            -

Fractional shares adjustment              (14)            -              -            -

Capital contributed for
payment of expenses                         -             -          2,461            -

Net loss for the year ended
December 31, 1996                           -             -              -       (2,461)
                                   ----------    ----------    -----------   ----------
Balance, December 31,
1996                                1,025,030    $    1,025    $    92,072  $   (93,097)
                                   ----------    ----------    -----------   ----------

The accompanying notes are an integral part of these financial statements.




                          RAKO CAPITAL CORPORATION
                        (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit) (Continued)
            From Inception on October 9, 1968 through September 30, 2002
                                  (Unaudited)

                                                                               Deficit
                                                                             Accumulated
                                                              Additional     During the
                                         Common Stock           Paid-In      Development
                                     Shares        Amount       Capital         Stage
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1996                                1,025,030    $    1,025    $   92,072    $  (93,097)

Net loss for the year ended
December 31, 1997                           -             -             -             -
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1997                                1,025,030         1,025        92,072       (93,097)

Capital contributed for
payment of expenses                         -             -         1,574             -

Net loss for the year ended
December 31, 1998                           -             -             -        (1,574)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1998                                1,025,030         1,025        93,646       (94,671)

Capital contributed for
payment of expenses                         -             -         1,820             -

Net loss for the year ended
December 31, 1999                           -             -             -        (1,908)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
1999                                1,025,030         1,025        95,466       (95,579)

Capital contributed for
payment of expenses                         -             -         2,721             -

Net loss for the year ended
December 30, 2000                           -             -             -        (2,971)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2000                                1,025,030    $    1,025    $   98,187    $  (99,550)
                                   ----------    ----------    ----------    ----------

   The accompanying notes are an integral part of these financial statements.



                          RAKO CAPITAL CORPORATION
                        (A Development Stage Company)
              Statements of Stockholders' Equity (Deficit) (Continued)
            From Inception on October 9, 1968 through September 30, 2002
                                  (Unaudited)

                                                                              Deficit
                                                                             Accumulated
                                                              Additional     During the
                                         Common Stock           Paid-In      Development
                                     Shares        Amount       Capital         Stage
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2000                                1,025,030    $    1,025    $   98,187    $  (99,550)

Common stock issued to
related party for conversion
of debt at $0.0018 per
share on May 3, 2001                1,500,000         1,500         1,225             -

Capital contributed for
expenses paid by shareholder                -             -           946             -

Net loss for the year ended
December 31, 2001                           -             -             -        (4,803)
                                   ----------    ----------    ----------    ----------
Balance, December 31,
2001                                2,525,030         2,525       100,358      (104,353)

Common stock issued to
Related party for conversion
Of debt at $0.001 per share
On April 26, 2002 (Unaudited)       2,500,000         2,500             -             -

Net loss for nine
months ended September
30, 2002 (Unaudited)                        -             -             -        (7,472)
                                   ----------    ----------    ----------    ----------
Balance, September 30,
2002 (Unaudited)                    5,025,030    $    5,025    $  100,358    $ (111,825)
                                   ==========    ==========    ==========    ==========


  The accompanying notes are an integral part of these financial statements.




                            RAKO CAPITAL CORPORATION
                          (A Development Stage Company)
                            Statements of Cash Flows
                                  (Unaudited)

                                                                        From
                                                                    Inception on
                                        For the Nine Months Ended    October 9,
                                        -------------------------   1968 Through
                                               September 30,        September 30,
                                            2002          2001          2002
                                         ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                      $   (7,472)   $   (4,232)   $ (111,825)
  Adjustments to reconcile net
   loss to net cash (used) by
    operating activities:
  Stock issued for services                       -             -        60,000
  Changes in assets and
   liabilities:
  Increase(decrease) in
   accounts payable                           3,417         1,507        29,887
                                         ----------    ----------    ----------
  Net Cash Used in
   Operating Activities                      (4,055)       (2,725)      (21,938)
                                         ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES              -             -             -
                                         ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock
   for cash                                       -             -         5,636
  Increase in accounts
   payable-related party                      4,055             -         6,780
  Expenses paid on Company's
   behalf                                         -         2,725         9,522
                                         ----------    ----------    ----------
  Net Cash Provided by
   financing Activities                       4,055         2,725        21,938
                                         ----------    ----------    ----------
NET INCREASE (DECREASE)IN CASH                    -             -             -
                                         ----------    ----------    ----------
CASH AT BEGINNING OF PERIOD                       -             -             -
                                         ----------    ----------    ----------
CASH AT END OF PERIOD                    $        -    $        -    $        -
                                         ==========    ==========    ==========


   The accompanying notes are an integral part of these financial statements.




                            RAKO CAPITAL CORPORATION
                          (A Development Stage Company)
                       Statements of Cash Flows (continued)
                                  (Unaudited)

                                                                       From
                                                                    Inception on
                                        For the Nine Months Ended    October 9,
                                         ------------------------   1968 Through
                                              September 30,         September 30,
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




                           RAKO CAPITAL CORPORATION
                         (A Development Stage Company)
                        Notes to the Financial Statements
                     September 30, 2002 and December 31, 2001


NOTE 1 -  CONDENSED FINANCIAL STATEMENTS

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results and cash flows at September 30, 2002 and 2001 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full years.

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

Net Operating Loss

    The Company has accumulated approximately $15,600 of net operating loss carryforwards as of September 30, 2002, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carry-forwards expire in the year 2021. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 2001 and nine months ended September 30, 2002 because there is a 50% or greater chance that the carryforward will not be used. Accordingly, the potential tax benefit of the loss carryforward is offset by a valuation allowance of the same amount.

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

Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill, noting that any purchase price allocatable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimatable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company adopted SFAS 141 upon issuance and SFAS 142 effective April 1, 2001. The adoption of SFAS 141 and 142 did not affect the financial statements.

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

    In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe this pronouncement will have a material effect on the Company's financial statements.



Item 3.   Controls and Procedures

    Evaluation of Disclosure Controls and Procedures. Based on their evaluation, as of a date within 90 days prior to the date of the filing of this Form 10-QSB, of the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, the principal executive officer and the principal financial officer of the Company have each concluded that such disclosure controls and procedures are effective and sufficient to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

    Changes in Internal Controls. Subsequent to the date of their evaluation, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.


PART II

Item 1.  Legal Proceedings

    There are presently no material pending legal proceedings to which the Company is a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.  Changes In Securities

     This Item is not applicable to the Company.

Item 3.  Defaults Upon Senior Securities

    This Item is not applicable to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of the security holders during the three months ended September 30, 2002.

Item 5.  Other Information

    This Item is not applicable to the Company.

Item 6.  Exhibits and Reports on Form 8-K

   (a) Exhibits

    Exhibit 99.1 Certification of C.E.O. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    Exhibit 99.2 Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   (b) Reports on Form 8-K

    No report on Form 8-K was filed by the Company during the three month period ended September 30, 2002.



                            SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Rako Capital Corporation



Dated:  November 14, 2002        BY: /S/ Geoffrey Williams
                                   --------------------------
                                   Geoffrey Williams
                                   President, Chief Executive
                                   Officer and Director

Dated:  November 14, 2002        BY: /S/ Bobbi Heywood
                                   --------------------------
                                   Bobbi Heywood
                                   Secretary, Principal Accounting
                                   Officer and Director


                                                               Certifications

                         CERTIFICATION PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Geoff Williams, Chief Executive Officer of Rako Capital Corporation, (the "Company"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Rako Capital Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002
/s/Geoff Williams
----------------------
Geoff Williams
Chief Executive Officer

                         CERTIFICATION PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Bobbi Heywood, Principal Accounting Officer of Rako Capital Corporation, (the "Company"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Rako Capital Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


/s/Bobbi Heywood
----------------------
Bobbi Heywood
Principal Accounting Officer



Exhibit 99.1

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Rako Capital Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Geoffrey Williams, Chief Executive Officer of the Company, certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/   Geoffrey Williams

Geoffrey Williams
Chief Executive Officer
November 14, 2002






                                                                Exhibit 99.2

                          CERTIFICATION PURSUANT TO
                           18 U.S.C. SECTION 1350,
                           AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

    In connection with the Quarterly Report of Rako Capital Corporation (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Bobbi Heywood, Principal Accounting Officer of the Company, certifies, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/   Bobbi Heywood

Bobbi Heywood
Principal Accounting Officer
November 14, 2002