Form 10KSB
period 2002-12-31
RAKO CAPITAL CORP
filed 2003-03-31
CIK 1063111

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2002.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 or the transition period from ____ to ____ .

    -------------------------------------------------------------------------
                         Commission File Number 0-24633

                            RAKO CAPITAL CORPORATION
                 (Name of small business issuer in its charter)

                    NEVADA                                       91-0853320
(State or other jurisdiction of incorporation)                (I.R.S. Employer
                                                             Identification No.)

                            TWO NORTH COLLEGE AVENUE
                             FAYETTEVILLE, AR 72701
                    (Address of principal executive offices)

Registrant "s Telephone Number: (479) 684-2700

SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

None.

SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                              (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenue for its most recent fiscal year: December 31, 2002 - $21,497,018

There was no active public market as of December 31, 2002.

The number of shares of common stock, par value $.001 per share, of the registrant as of March 31, 2003 was 23,347,168 shares.

Transitional small business disclosure format (check one) Yes [ ] No [X]

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make statements in this Annual Report on Form 10-KSB that are not historical facts. These "forward-looking statements" can be identified by the use of terminology such as "believe," "hope," "may," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy" and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Examples of forward looking statements include statements we make regarding future prospects of growth in cable and wireless infrastructure markets, the level of future expenditures by companies in those markets, and other trends in those markets, our ability to maintain or increase our market share, our future operating results, our future capital expenditure levels and our plans to fund our future liquidity needs. These forward-looking statements included in this annual report on Form 10-KSB are not guarantees of future performance, and actual results could differ from those contemplated in these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in the Annual Report on Form 10-KSB will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates

THE HISTORICAL FINANCIAL INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB IS FOR CENTRA INDUSTRIES, INC., A DELAWARE CORPORATION ("CENTRA") (AND ITS SUBSIDIARIES) WHICH ENTERED INTO A SHARE EXCHANGE AGREEMENT WITH RAKO CAPITAL CORPORATION, A NEVADA CORPORATION, ON JANUARY 29, 2003, PURSUANT TO WHICH IT WAS THE ACCOUNTING ACQUIRER. SEE "BUSINESS - OVERVIEW" FOR A DESCRIPTION OF THE SHARE EXCHANGE. WE HAVE ATTACHED SEPARATE FINANCIAL STATEMENTS FOR EACH OF RAKO CAPITAL CORPORATION AND CENTRA AND ITS SUBSIDIARIES.

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

         We, a Nevada corporation and holding company, provide infrastructure design, construction, engineering and maintenance services to the telecommunications (cable and wireless), energy and municipal infrastructure industries, through five operating subsidiaries of Centra, our subsidiary. We believe that we are one of the best-equipped operators in our industry within the Arkansas-Oklahoma-North Texas region and that we are the best equipped operator of directional boring services in Arkansas.

         We were incorporated in October 1968. Between November 1986 and January 29, 2003, we were considered a development stage "shell" corporation whose principal purpose was to locate and consummate a merger or acquisition with a private entity.

         Effective January 29, 2003, we entered into a Share Exchange Agreement with Centra and certain stockholders of Centra pursuant to which we issued 14,893,716 shares of our common stock, representing approximately 86.1% of its outstanding common stock immediately following such issuance, to the stockholders of Centra in exchange for 14,893,716 shares of the issued and outstanding common stock of Centra, representing approximately 98.3% of the then issued and outstanding shares of Centra common stock (the "RAKO/Centra Exchange"). As a result of the RAKO/Centra Exchange, Centra became our subsidiary.

         Centra was formed in July 2001 by the combination of its predecessor businesses, Midwest Cable Communications of Arkansas, Inc., Smithwell Directional Boring, Inc., B&B Directional Boring, Inc. and Trammell Directional Boring, Inc., each an Arkansas corporation, through a series of tax-free mergers, into Midwest Cable Communications of Arkansas, Inc., a Delaware corporation and wholly-owned subsidiary of Centra ("Midwest Cable"). In 2002, Centra began to provide wireless infrastructure services through its wholly-owned subsidiary Centra Wireless Construction, Inc., a Delaware corporation ("Centra Wireless"), established in July 2001. Our holding company structure and range of service offerings allow us to offer a turnkey approach within the infrastructure industry, as well as individual specialized services through each of our operating subsidiaries.

         We are a national provider of specialized contracting services, operating from three locations in Arkansas, a location in Laramie, Wyoming and with the ability to operate in the contiguous 48 states. We currently anticipate expanding into Canada and Mexico and are exploring opportunities in South America and Asia. By careful growth through acquisition, we intend to increase our customer base in our current markets and to broaden the markets in which we operate. We believe that there are many competent contractors serving the telecommunications and cable television industries whose businesses would gain from the synergy and cost efficiencies that consolidation can bring.

         Our primary focus is the installation, replacement and construction of underground cable for telecommunications and cable television companies. We employ a technology known as horizontal boring that enables us to achieve faster installation for our customers for less expense and with less destruction to ground and paved surfaces than conventional trenching and digging methods. On average in 2002, we installed approximately 36,000 feet of cable per week. With our existing equipment, we have the capacity to install 50,000 feet of cable per week. Our customers have experienced dramatic changes in their industries during recent years. The demand for Internet services and associated bandwidth, the nationwide build out of optical cables to replace coaxial technology, deregulation of the telecommunications industry and digital convergence all have led our customers to outsource a broad range of services. Fiber optic cable dominates our wire installation and maintenance business, although we also install and maintain a considerable amount of coaxial cable, as well as copper cable. We are also targeting municipalities and utilities nationwide (and in Canada and Mexico) to apply our technology and services to the installation of gas pipelines and water mains.

Midwest Cable

         Midwest Cable specializes in the utilization of the latest horizontal boring techniques and aerial applications. Horizontal boring is a highly specialized field that allows for an environmentally friendly installation of pipelines, water and sewer lines, coaxial cable, fiber optics and electric lines. Our operators and work crews are continually trained in the latest techniques of horizontal boring. Midwest Cable has capacity to install up to 50,000 feet of cable per week.

         The aerial applications are primarily limited to coaxial cable, phone lines, fiber optics and switches. Installation requires numerous heavy duty "bucket" trucks, splicing trucks and a skilled labor force. Our aerial installation capacity is directly dependent upon topography and weather.

         Midwest Cable maintains a complete maintenance facility in Fayetteville, Arkansas which is staffed with mechanics and welders. Our mechanics are typically manufacturer-certified and can perform warranty services to company owned machinery and trucks on site. We have the ability to provide complete support services to our crews anywhere in North America through the use of water and fuel trucks, maintenance teams and campers. The president of Midwest Cable is Larry Garriott, our Chairman.

Centra Wireless

         In July 2001, Centra established Centra Wireless as a wholly-owned subsidiary operating in the wireless telecommunications infrastructure industry which began operations in 2002. Centra Wireless specializes in the acquisition, construction and management of antennae sites. It also performs comprehensive site audits and offers its clients an emergency response program designed to limit the liability of tower operators. The services of Centra Wireless include:

o   site layout and antenna orientation;

o   tower erection and mapping;

o   monopole erection;

o   antenna and line installation;

o   program management (including database tracking tools and database design);

o   sweep testing;

o   environmental engineering (NEPA, Phase 1, FCC, SHPO);

o   tower and foundation design and rehabilitation;

o   custom fabrication;

o   regulatory compliance with FAA, FCC and OSHA requirements; and

o   site security, lighting and repairs.

         Centra Wireless also provides site construction specialists for ground, fence, civil construction and construction management. It assures its clients that acquired sites meet the requirements of local zoning and construction codes. Its crews are specifically trained in co-locations. Centra Wireless is based in Fayetteville, Arkansas and has an office in Laramie,

Wyoming. Centra Wireless offers its services throughout the 48 contiguous states.

         Initially, Centra Wireless intended to effect its entry into its business through the acquisition of the assets and business of Global Towers, Inc. ("Global Towers"), a corporation then solely owned by Edwin C. Ballou, who served as president of Centra Wireless from July 2001 through May 2002. Global Towers entered into an agreement pursuant to which it purported to sell certain assets and intellectual property, including licenses, contracts and trade name, to Centra in exchange for 250,000 shares of Centra Common Stock. In connection with the acquisition, Mr. Ballou was granted the right to receive additional shares of Centra Common Stock after the first and second anniversaries of the closing, based on future financial results of Centra Wireless pursuant to terms set forth in the asset purchase agreement. Mr. Ballou also entered into an employment agreement with Centra pursuant to which he was named President of Centra Wireless. In May 2002, Centra discovered that the assets and business purported to have been sold pursuant to the asset purchase agreement did not exist and, effective May 30, 2002, Mr. Ballou's employment was terminated for cause. Accordingly, no additional shares of Centra Common Stock were issued to Mr. Ballou under the asset purchase agreement, no severance was payable and no stock options had been granted. On July 24, 2002, Centra sent Mr. Ballou notice of its recission of the acquisition of the assets of Global Tower under Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as amended, and for misrepresentation, failure of consideration and breach of contract. Centra has demanded return of the 250,000 shares of Centra Common Stock issued to Mr. Ballou for cancellation, but he has not yet returned the shares.

         In January 2003, Centra Wireless entered into a license agreement with Aero Solutions LLC, pursuant to which Centra Wireless has licensed the right to sell and install a reinforcement product that utilizes patented technology for use in the reinforcement of existing telecommunications towers. Management believes there is a significant market for this new product that could result in a significant improvement in rebuild revenues in 2003.

         Centra Wireless utilizes sophisticated equipment for installation and testing of wireless components. The president of Centra Wireless is Larry Otterstein.

Smith & Co. Surveying Services, Inc. ("Smith & Co.")

         On January 29, 2003, Centra acquired Smith & Co., a California-based provider of engineering, surveying, and project management services to the telecommunications and energy sectors. Smith & Co. has established itself as a premier engineering service provider in the western United States. Smith & Co. utilizes the latest technology and techniques available to the industry. The President of Smith & Co. is Gregory J. Smith.

Razorback Acquisition Corp. ("Razorback")

         On January 29, 2003, Centra acquired Razorback Acquisition Corp. d/b/a Razorback Construction Services Company. Razorback is an aerial installer and maintainer of fiber optic, coaxial, copper and telephone lines. Razorback utilizes heavy duty bucket trucks, splicing vehicles and retains a sophisticated labor force. It principally conducts its operations in Arkansas. Razorback has a management agreement with Centra to provide administrative and management services on a cost plus basis. Until its acquisition by Centra, Razorback was independently owned.

TWS International, Inc. ("TWS")

         On February 7, 2003, Centra acquired certain assets and assumed certain liabilities of TWS, a Georgia-based provider of engineering services focused on providing infrastructure services to the wireless industry. TWS provides professional and technical services required by wireless operators to design and construct their networks on a global basis. We transferred the acquired assets into Centra Wireless Solutions, Inc., a Delaware corporation and a subsidiary of Centra ("CWS") in the first quarter of 2003. Luis Delahoz is the President of CWS which is based in Atlanta, Georgia.

STRATEGY

         Our aim is to become a pre-eminent provider of specialized infrastructure services serving the telecommunications, cable television and energy industries and municipalities on a national basis. We can presently provide complete underground, aerial, wireless and engineering services to the telecommunications, municipal, and energy infrastructure communities through our various subsidiaries. We have built a reputation for reliability in our service offerings that has enabled us to win and keep significant master service contracts with some of the largest cable operators and telecommunications providers in the United States. As a result, we believe we enjoy a very strong competitive position in the Arkansas-Oklahoma-North Texas region and have begun to build a strong competitive presence in other regions as well. We believe that the experience of our management, our accumulated know-how in field operations, our fully-trained work crews and reliable subcontractors, the array of equipment we own and operate and our range of service offerings provide us with a competitive edge in meeting the specialized infrastructure needs of our clients.

INDUSTRY BACKGROUND

         We operate in an industry principally comprised of cabling contractors, known also as installation contractors, network designers, systems integrators and engineering firms. The contractors are diverse in their experience in the industry, and may specialize in commercial, residential, governmental, educational or industrial markets. Contractors may also specialize in audio and video, security, automation, electrical and mechanical cabling. The industry's activity level is determined by the service needs of its customers. During the recent past, the industry has witnessed consolidation among its participants, with the result that certain participants have greater resources and greater access to workforce than others.

         Within this industry, our principal business is horizontal directional boring, or the installation of telecommunications cabling underground with specialized equipment that minimizes excavation of, or other disruption to, the surface. We believe the annual volume of business of the directional boring industry to be between $7 billion and $10 billion dollars.

         We believe the trend within the telecommunications and energy industries to be one of continued consolidation. We expect additional sources of demand for our services in 2003 and beyond to come from the consumer market and regulatory/environmental requirements. At the same time, some of our existing clients have obligations either through prior merger agreements or regulatory requirements to continue build out, rebuild, and continue the development of new delivery systems.

         As consumer demand for and the manufacture of better communication devices (e.g. wireless Internet services) increases, competition among service providers to this market remains intense and we expect capital expenditures for network infrastructure to remain robust.

        Additionally, Congress and environmental groups continue to push legislation to impose higher standards for the delivery of water, gas and oil to the end user. Municipalities across the country are confronting the need to upgrade or replace older sewer and water systems that are either leaking or inadequate. Energy companies, in turn, are under constant scrutiny and pressure to minimize the possibility of a mishap that could have a negative environmental impact. We expect upgrades to existing systems to continue for the foreseeable future. The energy and telecommunication sectors have experienced a significant amount of consolidation (through mergers and acquisitions) during the past several years. In connection with many of these consolidation transactions, local, state and federal regulators and agencies have required that services be enhanced for the consumer.

         We believe we have developed and implemented a strategic plan that allows us to capitalize on all the sectors that utilize our services. We believe additional opportunities exist within South America and emerging countries in Asia and Africa. Our sales force has begun to make progress toward attaining business in these regions as a turnkey solution provider.

SERVICES

         We are one of the largest construction companies servicing the telecommunications industry in the State of Arkansas and we believe that we are one of the best-equipped operators for telecommunications infrastructure services in that state. Our principal service offerings are the installation and replacement of underground cable for telecommunications and cable television companies, and the erection and maintenance of towers for cellular, digital, PCS(R), microwave and other wireless communications business. We are the prime contractor for Cox Communications, Inc. in its 550 mile build-out of the Fayetteville-Fort Smith, Arkansas area. The cable we install and maintain is fiber optic, coaxial and copper and transmits video, data and voice. In 2002, we began engineering and installing antennae, towers and other systems through our Centra Wireless subsidiary.

         In addition, our services include not only the horizontal directional boring for which we are well known in the industry, but also trenching and plowing applications; rock saw, rock wheel and rock trench services; vacuum excavation services; splicing and testing of networks; and cable locating. The services of our tower group include not only the erection of wireless communications towers, but also the construction of related structures and the installation of associated equipment.

         The combination of services offered by each of our subsidiaries addresses the need for a turnkey approach within the infrastructure construction community by which we can provide the planning, design, engineering, construction and maintenance services required in connection with an infrastructure project. We believe the turnkey approach, if utilized by a client, will result in less need for dedicated support or project managers within the contracting party's organization which could result in significant savings to that party out of their capital expenditure budget. We believe that there are only a few companies that can provide the overall client required services to effectively compete with us. We believe that many companies are reluctant to contract a turnkey service due to a fear of "loss of control" and entrusting an entire project to a third-party service provider such as us. However, in light of heightened pressures to minimize and increased scrutiny of capital expenditures in the context of infrastructure projects, we believe our key approach will become increasingly attractive to project managers and that we will be uniquely positioned to take advantage of increased demand due to its service offerings and reputation in the industry.

TECHNOLOGY

         We do not have any proprietary technology. We are able to provide the horizontal directional boring service, for which we are well known, through the use of our directional drilling machinery and the skill and experience of our operators.

CUSTOMERS AND MARKETS

         As of March 31, 2002, we had over 100 customers, including:

         Arklahoma Pipeline
         AT&T Broadband
         Cox Communications Inc.
         Level 3
         Lucent Technologies, Inc.
         Michels Pipeline
         Southwestern Bell
         State of Arkansas

         In 2001 Cox Communications Inc. accounted for approximately 92% of our revenues, and in 2002 it accounted for approximately 86% of our revenues. While we do not expect Cox Communications Inc. to account for as high a percentage of our revenues in the future as a result of expected increases in contracts with third parties, we do expect them to remain a significant customer. See "Risk Factors - Risks Related to our Business - Loss of Major Customer Could Materially Adversely Affect our Business".

SALES AND MARKETING

         We maintain a sales and marketing team of four people who market each of our subsidiaries individually, as well as a turnkey approach throughout North America offering our full range of services across operating subsidiaries. Our marketing plan is based on long-standing relationships with our customers and on our reputation for reliability and efficiency. Using our relationships and reputation, we seek to gain additional contracts from our existing customers as well as work from new customers. Members of our senior management and the managers of our service lines also carry out marketing efforts, based on their extensive industry experience and relationships. Through their efforts we receive invitations to submit proposals for master service agreements and individual projects. We maintain a separate sales department with four personnel who market our services nationally. To date, we have believed that advertising would not be cost effective and have devoted our primary marketing efforts to direct marketing to select customers by our sales force.

SUPPLIERS

         Our clients supply the majority of the raw materials and supplies necessary to carry out our contracted work, although we are increasingly supplying raw materials and supplies on turnkey projects. We obtain materials and supplies for our own account from independent third-party providers and do not manufacture any significant amount of materials or supplies. We are not dependent on any one supplier for any materials or supplies that we obtain for our own account. We have not experienced any significant difficulty in obtaining an adequate supply of materials and supplies.

         Our major suppliers include:

         Vermeer Boring
         JI Case
         Ford Motor Company
         International
         Caterpillar

         We believe that the equipment we require is generally available from a number of sources.

         We also use independent contractors to perform portions of our services and to manage work flow. In 2002, these independent contractors provided approximately 30% of the services we provided to our customers. These independent contractors typically are sole proprietorships or small business entities. Independent contractors typically provide their own employees, vehicles, tools and insurance coverage. We are not dependent on any single independent contractor.

COMPETITION

         There is no dominant provider in the telecommunications and cable television infrastructure services industry. The industry is highly fragmented. We compete with other companies in most of the markets in which we operate, ranging from small independent firms servicing local markets to larger firms servicing regional markets, as well as large national and international engineering firms and equipment vendors on turnkey projects who subcontract work to companies other than us. Despite the current trend toward outsourcing, we also face competition from existing or prospective clients who employ in-house personnel to perform some of the same types of services we provide. Historically, there have been relatively few significant barriers to entry into the markets in which we operate and, as a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Nevertheless, we believe that our strong market position in Arkansas and the surrounding region presents a significant barrier to be overcome by any new entrant in that geographic area. We believe our clients consider a number of factors in choosing a service provider, including technical expertise and experience, financial and operational resources, access to specialized equipment and the know-how to operate it, industry reputation and reliability. Because of the highly competitive bidding environment for infrastructure services, price historically has often been the principal factor in determining whether the services provider is awarded the work on smaller, less complex projects. Smaller competitors are sometimes able to win bids for these projects based on price alone due to their lower overhead costs. We believe our size, strong presence in Arkansas, access to specialized construction equipment and the know-how to operate it and reputation provide a competitive advantage in obtaining larger, more complex infrastructure projects and gaining market share in the fragmented infrastructure services industry.

GOVERNMENTAL REGULATION

         Our operations are subject to various federal, state and local laws, including contractor licensing requirements, building and electrical codes, permitting and inspection requirements, and regulations related to labor relations, worker safety and environmental protection. We hold general contractor licenses in the States of Arkansas and Florida, and are in the process of filing applications in several other states, including California, Tennessee, Alabama and Nevada, where licenses are required. We believe we can obtain any other licenses and permits required to conduct our operations. We also believe that we are in substantial compliance with all applicable regulatory requirements.

EMPLOYEES

         As of December 31, 2002, we had 255 full-time employees and 5 part-time employees, none of whom were represented by unions. We have not experienced any labor problems resulting in a work stoppage and we believe that we have good relations with our employees.

EQUIPMENT

         We own 27 Vermeer directional drilling machines, as well as two American auger machines used for drilling. We also own backhoes, bulldozers, assorted trucks and other equipment necessary to install and replace cable.

         To maintain and repair our equipment, we also operate our own garage. Our mechanics are certified by various equipment manufacturers to work on equipment that is owned by us, as well as subcontractors. One of our mechanics is certified as a mechanic for Vermeer products and is qualified to service these machines under warranty.

RISK FACTORS

RISKS RELATING TO RAKO COMMON STOCK'S VALUE AND LIQUIDITY

INVESTING IN RAKO COMMON STOCK IS A LONG-TERM AND ILLIQUID INVESTMENT.

         An investment in us is a long-term commitment. Shares of our common stock are highly illiquid. Although most of the outstanding shares are restricted at this time, some of the outstanding shares of our common stock may be traded sporadically in the over-the-counter market on the Bulletin Board and in the "pink sheets." However, despite such sporadic trading, no assurance can be made that a robust or liquid trading market will ever develop, or, if developed, that it will be maintained. We are hopeful that our common stock eventually will be listed on the American Stock Exchange. However, we cannot be certain that a market will develop, or, if one does develop, that shares of our common stock will increase in value or retain their value. If an active market does not develop or is not maintained, the market price and liquidity of our common stock are likely to be adversely affected. Hence, we cannot assure you as to the liquidity of the market for the common stock or the prices at which you may be able to resell shares of common stock.

         A number of factors, both within and beyond our control, could affect the price of the common stock, such as our financial results, the effectiveness of management, the successful expansion of marketing efforts within our industry, competition and initiatives implemented by our competitors, development and implementation of improved technology relating to the telecommunications infrastructure business, the success of our industry and that of the telecommunications industry in general, economic conditions in the geographic markets in which we operate as well as the economy overall, changes in our financial estimates and recommendations by securities analysts and other market participants who follow our common stock. Also, sales of large numbers of shares of our common stock could negatively impact the market price of our shares. In addition, price and volume fluctuations in the stock markets overall could impact the price of our common stock, unrelated to our performance or that of our industry or the telecommunications industry.

         There can be no assurance that we will ever become profitable, or that any profits will be distributed to our stockholders. Moreover, there can be no assurance that the our stockholders will receive any particular rate of return on an investment in our common stock, or that the amount of any investment in our common stock will not be entirely lost.

CERTAIN FACTORS COULD MAKE AN ACQUISITION OF RAKO MORE DIFFICULT.

         As of March 31, 2003, approximately 58.9% of the issued and outstanding common stock was owned by five stockholders, four of whom are related and one of which is a trust for a late family member, which effectively gives these stockholder the ability to approve or disapprove an acquisition proposal (or any other proposal for which stockholder approval is required) and an additional 2.1% of the issued and outstanding common stock was held by Gary M. Fuchs, our Vice-Chairman, Chief Executive Officer and a Director, and a related trust.

         In addition, we are subject to provisions of Nevada law which prohibit us from engaging in any of a broad range of business combinations with an "interested stockholder" for a period of three years following the date such stockholder became classified as an interested stockholder.

RISKS RELATING TO RAKO'S STAGE OF DEVELOPMENT.

WE ARE IMPLEMENTING A NEW STRATEGY TO EXPAND OUR MARKETS.

         We were founded in 1992 as Midwest Cable Communications of Arkansas, Inc. and operated a cable television wire construction business in Arkansas and the surrounding region. In 2001, we began to focus on growth through strategic acquisitions in order to expand our business, both in respects of the geographic area of the markets we serve and the scope of the services we provide. In furtherance of our expansion strategy, in July 2001, we consolidated with three related companies and organized our business as a holding company with different operating subsidiaries.

    Our current operations consist primarily of the following:

o providing external telecommunications network construction and maintenance services to telecommunications companies and cable television providers;

o constructing wireless built-to-suit systems and antennae, tower and line facilities for the wireless telecommunications industry and wireless application providers, such as mobile phones, pagers, personal data digital assistants, wireless email and other devices using wireless applications;

o   telecommunications infrastructure design for large fixed and mobile systems;

o   environmental telecommunications infrastructure engineering; and

o underground infrastructure construction, rehabilitation and maintenance for energy and utility providers.

         As part of our growth strategy, we intend to expand our business in these areas and into complementary telecommunications infrastructure construction services, and also to expand into additional geographic areas. Specifically, we are currently considering expanding in the fields of incumbent and competitive local exchange carriers and fiber optic networks, and expanding our geographic reach.

         The expansion of our business is inherently risky in that our ability to target appropriate new markets and successfully penetrate these new markets is uncertain and will entail significant coordination, adaptation and expense. Moreover, our acquisition strategy also presents the risks inherent in assessing the value, strengths and weaknesses of growth opportunities and evaluating the costs and uncertain returns of expanding our operations. We cannot assure you that we will be able to identify and acquire appropriate businesses on favorable terms or at all, that we will be able to obtain financing for acquisitions on favorable terms if at all, or that the companies we acquire will perform as we expect. Our growth strategy also assumes there will be a significant increase in demand for telecommunications and other infrastructure services, which may not materialize.

         If our expansion efforts do not result in significant increases of sales at a profitable level to account for our increased costs and risk exposure, our business, results of operations, and financial condition may be materially adversely affected.

WE DO NOT HAVE AN EXTENSIVE OPERATING HISTORY.

         Because our business plan has evolved to the current expansion strategy, our business is in many respects similar to a brand new venture. We do not have a significant operating history upon which one can evaluate us and our prospects, and one should not rely upon our past performance to predict our future performance. We also face new challenges and risks, including a lack of meaningful historical financial data upon which to plan future budgets, competition from a new range of sources, the need to develop new strategic relationships, financing needs to fund our expansion and other issues. In addition, we cannot be certain that our recently-assembled management group will be able to successfully manage the businesses we acquire as a combined entity and effectively implement our operating or growth strategies.

         Overall, our ability to generate profits, if any, will depend on our ability to attract customers to our technology infrastructure construction and support services, manage our resources and control costs. We may be unable to do so effectively and in a sufficiently narrow window of time for our business to succeed. We cannot guarantee that we will be able to transition successfully to our new business model.

WE MAY BE UNSUCCESSFUL AT GENERATING INTERNAL GROWTH.

         Our ability to expand the range of services we offer to our customers and the geographic scope of our markets, to attract new customers, to increase the number of projects delivered to existing customers, to hire and retain employees, to open additional facilities, to secure executive and managerial talent and to reduce our operating and overhead expenses will each directly impact our rate of internal growth. In addition, our customers may reduce the number or size of projects available to us due to their inability to obtain capital. Many of the factors affecting our ability to grow internally may be beyond our control. Our growth strategies may or may not be successful, and we may or may not be able to generate cash flow sufficient to fund our operations and to support internal growth.

WE MAY NOT BE ABLE TO ATTRACT QUALIFIED ACQUISITION CANDIDATES, AND ACQUISITIONS WILL ENTAIL COSTS.

         Our acquisition-based expansion strategy relies on our ability to identify attractive acquisition candidates, and to finance our acquisitions on reasonable terms. Future acquisitions are also likely to be financed at least in part by issuing additional shares of our capital stock to the equity owners of acquired companies (which could dilute our existing stockholders). We may also need to increase our indebtedness to finance the acquisitions. The terms of this indebtedness could require us to agree to restrictive covenants, which might limit our operational and financial flexibility. Acquisition costs could also deplete our cash, which would reduce the funds we have available for other corporate purposes. We could also experience increased amortization expense from goodwill and other intangibles related to acquisitions, which would decrease our operating income. Under certain circumstances, we may need to obtain the approval of our lenders to finance acquisitions. Further, we may assume contingent liabilities from companies that we acquire, which may adversely affect us. It is also likely that we will face competition for suitable acquisition candidates from competitors and other third parties, which may increase our costs and limit the number of suitable acquisition candidates.

INTEGRATION OF NEW BUSINESSES WILL BE CHALLENGING.

         Our expansion-by-acquisition strategy imposes substantial integration risks on us. Our recently-acquired companies have been operating as separate entities and we expect that these companies and others we acquire will continue to operate separately, with a large degree of operating autonomy. It will be important for us to institute certain common systems and procedures among our operating subsidiaries, such as integrated computer, accounting and financial reporting systems, and it will also be important to coordinate and consolidate certain operational, administrative, banking and insurance relationships and procedures. While we have established a process for integrating our acquisitions, it may be difficult to implement proper control systems and procedures, and we cannot be certain we will do so successfully. It may also be difficult for us to maintain uniform standards, which could result in performance problems and customer dissatisfaction, impairing our revenues and reputation. Additionally, expansion of our operations and the integration of future acquisitions will place a significant strain on financial, marketing and other resources and on our systems. Our management will also need to devote time to acquisition negotiations and integration of acquired businesses, which will distract management from attending to operational issues. Singly or collectively, these risks could materially and adversely affect our business, financial condition and results of operations.

WE NEED FINANCING FOR OUR PROPOSED EXPANSION AND OPERATIONS; OUR OPERATIONS ARE VERY CAPITAL INTENSIVE.

         No assurance can be made that all or any of our acquisition targets will be profitable or will not require substantial infusions of cash, either of which could have a material adverse effect on our financial condition. Furthermore, we have a substantial amount of indebtedness. Our indebtedness as of December 31, 2002 was approximately $5.3 million, comprised of approximately $550,000 borrowed under various lines of credit, a mortgage of approximately $1.6 million on real property that as of December 31, 2002 was 80% owned by us and as of March 31, 2002 was 100% owned by us, approximately $351,000 capital lease obligations, and approximately $2.8 million of equipment notes. We anticipate that costs to service our other indebtedness will be met with proceeds from our earnings. If we receive insufficient proceeds from financings and insufficient earnings to satisfy our indebtedness, then this may have a material adverse effect on our financial condition.

         After giving effect to our restructuring in July 2001, our capital expenditures (both cash and non-cash) for the years ended December 31, 2002 and 2001 were approximately $1.3 million and $4.5 million respectively. Nevertheless, we will require additional capital to make strategic acquisitions and integrate newly acquired companies, to expand and maintain our equipment and workforce, and for general working capital purposes. We may require additional and unanticipated funds if we make acquisitions beyond our current expectations, if there are significant departures from our current business plan, if we have unforeseen delays (which may occur due to reasons both within and beyond our control, such as labor problems, mechanical failure, inclement weather, delays in obtaining construction permits, work interruption and customer-ordered delays), increased costs due to higher tax, labor, materials, fuel and other expenses and cost overruns, unanticipated expenses due to regulatory changes, or if we encounter engineering design changes or other technological risks. We may also require additional capital to make strategic investments in new wireless or wireline opportunities, including capital for license acquisition costs, if we choose to pursue any such investment opportunities.

         We may seek to obtain new capital through public or private equity or debt financings. However, capital markets have recently been volatile and uncertain. These markets may not improve, and we may not be able to access these markets to raise additional capital on favorable terms, or at all. Furthermore, we may have difficulty obtaining traditional bank credit financing on favorable terms, or at all. If we fail to obtain required new financing, that failure will have a material adverse effect on our business and financial condition. For example, if we are unable to access capital markets, we may have to restrict our activities, divest our interests in one or more of our subsidiaries or other ventures, or sell some of our equipment, possibly at a distressed sale price. In such event, we may also be unable to take advantage of future opportunities to enhance our services or expand our business, respond to competition or adapt to unanticipated conditions requiring additional capital investment.

OUR BUSINESS GROWTH COULD OUTPACE THE CAPABILITY OF OUR CORPORATE MANAGEMENT; COSTS WILL BE INCURRED TO ATTRACT AND RETAIN MANAGEMENT PERSONNEL.

         Our systems, procedures and controls may not be adequate to support our operations as we expand. Future growth may also impose additional responsibilities on members of our senior management, including the need to recruit and integrate new senior level managers and executives. We may not be able to recruit and retain these additional managers and executives, and even if we are successful, this recruitment effort will be costly in terms of both money and time and effort devoted by our existing management team. Furthermore, compensation of our management personnel (and certain other key employees) may include the issuance of options to purchase capital stock or other equity, and this could have a dilutive effect on the holders of the common stock. Our financial condition and results of operations could be materially and adversely affected if and to the extent we do not manage our growth effectively or attract and retain additional qualified management.

RISKS RELATED TO OUR BUSINESS.

OUR INDEBTEDNESS WILL AFFECT OUR BUSINESS.

         Our indebtedness fundamentally impacts our business. Our indebtedness as of December 31, 2002 consisted of approximately $5.3 million, comprised of approximately $550,000 borrowed under various lines of credit, a mortgage of approximately $1.6 million on real property that as of December 31, 2002 was 80% owned by us and as of March 31, 2002 is 100% owned by us, approximately $351,000 of capital lease obligations, and approximately $2.8 million of equipment notes. Our indebtedness may limit our ability to obtain additional financing on satisfactory terms, if at all. We will have to use the proceeds from our operations to pay interest and principal on our debt. This will reduce the amount of cash available to fund our planned expansion, invest in new equipment and technology, attract and retain qualified personnel and fund other working capital needs.

         Our level of indebtedness may make us more vulnerable to economic or industry downturns, and will place us at a competitive disadvantage as compared to those competitors who are not as highly-leveraged as we are. If cash flow from operations is insufficient to service our debt, we may need to sell assets, restructure or refinance our debt, or seek additional equity capital, which we may be unable to do on satisfactory terms, or at all. If we are unable to comply with the financial and other covenants that may be applicable to our debt, this could result in an event of default under the terms of our indebtedness, which, if not cured or waived, would have a material adverse effect on us, as it would likely limit the financing available to us and increase the costs of financing, and limit our ability to engage in beneficial transactions.

LOSS OF OUR MAJOR CUSTOMER COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

         One of our customers accounted for approximately 92% of our revenues in the year ended December 31, 2001 and 86% of our revenues for the year ended December 31, 2002. The loss of this customer or any material reduction in the number or size of the contracts entered into between us and this client would have a material adverse effect on our revenues. No assurances can be made that no such material reduction will occur or that if any such reduction were to occur, that we would be able to replace the lost revenues attributable to such reduction through the securing of new contracts with other third parties.

THE DEPARTURE OF KEY PERSONNEL COULD DISRUPT OUR BUSINESS.

         We depend on the continued efforts of our executive officers and certain other skilled and experienced employees. We currently have not entered into any employment agreements with any of our executive officers or certain key employees. However, our subsidiary, Centra has entered into employment agreements with each of our executive officers and certain other key employees. Although Centra entered into employment agreements with each of our executive officers and certain other key employees, we cannot be certain that any individual will continue in his or her capacity for any particular period of time. The loss of key personnel, or the inability to hire and retain qualified employees, could adversely affect our business, financial condition and results of operations. We do not carry any key-person life insurance on any of our employees.

         In January 2003, O. Lee Capwell, former Chief Administration Officer and Director of Centra, passed away unexpectedly. Mr. Capwell had been the Chief Administration Officer and a Director of Centra since its inception in 2001. From March 1997 to July 2001, Mr. Capwell was the Human Resources Manager for Midwest Cable. From March 1999 to July 2001, Mr. Capwell was a 50% owner and President of Smithwell Directional Boring, Inc., which was merged into Midwest Cable on July 27, 2001. Mr. Capwell was the son of Bonnie Lee Capwell and the brother of Larry Garriott and Lisa Trammell. The effects of Mr. Capwell's untimely death on our business have not yet been fully realized and, while we have reallocated Mr. Capwell's duties among the other officers and directors and believe that the loss of his services will not adversely affect the business and operations of us, no such assurances can be made.

OUR BUSINESS IS LABOR INTENSIVE AND WE MAY BE UNABLE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES.

         Our ability to employ, train and retain skilled personnel necessary to meet our requirements may limit our ability to increase our productivity and profitability. From time to time we experience shortages of qualified personnel in the geographic regions in which we operate. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy, and we cannot be certain that our labor expenses will not increase as a result of a shortage in the supply of skilled personnel. Labor shortages or increased labor costs could have a material adverse effect on our ability to implement our growth strategy and our operations.

OUR DEPENDENCE UPON FIXED PRICE CONTRACTS COULD ADVERSELY AFFECT OUR BUSINESS.

         In accordance with industry practice, we currently generate, and expect to continue to generate, a significant portion of our revenues under fixed price contracts. Under this approach, for construction/installation projects, we estimate the costs of completing a particular project to bid for such fixed price contracts, allowing for variations if certain specified contingencies occur. It is possible that certain variables may occur that are not covered by the contingencies allowed in a contract, or that the allowance in a contract is not sufficient to offset increased costs for us to complete a project due to the occurrence of one or more contingencies. For example, the costs of labor and materials may vary from the costs we originally estimated, and we bear the risk that our estimate will be less than the actual costs we incur. Alternatively, the occurrence of even a covered contingency, such as soil conditions or the need to re-route an installation due to environmental conditions (such as wetlands) may adversely impact our profits under a project because the allowance in the contract for the contingency may be insufficient, or the contingency may result in delays. Furthermore, because we generally do not receive payment until successful completion of a phase of a project, payments may be delayed if there is a dispute with a customer, or if the customer fails to make a payment when due. These circumstances may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability and losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year.

MANY OF OUR CONTRACTS MAY BE CANCELED ON SHORT NOTICE, AND WE MAY BE UNSUCCESSFUL IN REPLACING OUR CONTRACTS AS THEY ARE COMPLETED OR EXPIRE.

         Many of our customers can cancel our contracts with them on short notice, typically 30-90 days, even if we are not in default under the contract. Certain of our customers assign work to us on a project-by-project basis under master service agreements. Under these agreements, our customers often have no obligation to assign work to us. Our operations could be materially and adversely affected if the anticipated volume of work is not assigned to us. A number of our contracts are opened to public bid at the expiration of their terms. We cannot assure you that we will be the successful bidder on its existing contracts that come up for bid. If our customers cancel a significant number of contracts, if we complete the required work under a significant number of non-recurring projects and cannot replace them with similar projects, or if we fail to win a significant number of our existing contracts upon re-bid, we could experience a material adverse effect on our revenue, net income and financial results.

OUR OPERATING RESULTS MAY VARY SIGNIFICANTLY FROM QUARTER-TO-QUARTER.

    Any of the following factors will affect our quarterly results:

o   the timing and volume of work under new contracts;

o   weather;

o regional or general economic conditions, including those resulting from the current hostilities in the Middle East and the threat of terrorist activities in the United States;

o   the spending patterns of our customers and our customers' subscribers;

o variations in the margins of projects executed during any particular quarter;

o   terminations of existing contracts;

o costs we incur to support growth internally or through acquisitions or otherwise;

o casualty and similar losses experienced in our operations not otherwise covered by insurance;

o   a change in the mix of our customers, contracts and business; and

o the timing of acquisitions and the timing and magnitude of acquisition integration costs.

         In addition, our customers' budgeting, which typically coincides with the calendar year, is often characterized by declining expenditures towards year-end, resulting in fewer work orders at year-end and reducing our fourth quarter revenues. Moreover, during the winter months demand for our services, or our ability to perform our services, may be lower due to weather conditions.

INDUSTRY AND ECONOMIC RISKS.

OUR INDUSTRY IS HIGHLY COMPETITIVE.

         Our industry is served by numerous small, owner-operated private companies, a few public companies and several large regional companies. In addition, relatively few barriers prevent entry into our industry. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors. Competition in the industry depends on a number of factors, including price. Certain of our competitors may have lower overhead cost structures and may, therefore, be able to provide their services at lower rates than we are able to provide. In addition, many of our competitors are larger and have greater resources than we do. Our competitors within our geographic markets may be able to develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we may not be able to maintain or enhance our competitive position within our industry. We may also face competition from the in-house service organizations of our existing or prospective customers. Telecommunications and cable television service providers usually employ personnel who perform some of the same types of services we do. We cannot be certain that our existing or prospective customers will continue to outsource services in the future.

THE TELECOMMUNICATIONS AND CABLE TELEVISION INDUSTRIES ARE SUBJECT TO TECHNOLOGICAL AND STRUCTURAL CHANGES THAT COULD DECREASE DEMAND FOR OUR SERVICES.

         As a result of technological advances and deregulation, the telecommunications and cable television industries are undergoing significant changes. In certain cases, these changes could decrease demand for our services or otherwise adversely affect our business. For example, wireless technologies could displace the wireline systems used for voice, video and data transmissions, and improvements in existing technology may allow telecommunications and cable television companies to improve their networks without physical upgrades. Currently, our cable installation and maintenance business is predominately optical cable, as well as some coaxial cable. Our Centra Wireless subsidiary constructs towers for wireless communication. Also, reduced infrastructure investment by our customers due to such factors as decreased demand, maturation of their markets and our customers' lack of funding could reduce our customers' need for our services. Further, as a result of consolidation in the telecommunications and cable television industries, we may lose customers. The effect of these changes could be materially adverse to our business and financial performance.

TECHNOLOGY MAY CHANGE, REQUIRING US TO INVEST IN SUBSTANTIAL AMOUNTS OF NEW EQUIPMENT AND CAUSING OUR EXISTING EQUIPMENT TO BECOME OBSOLETE.

         We cannot predict the effect of technological changes on our business. New techniques are constantly being developed, and we may be required to adopt new techniques in order to remain competitive. We believe our future success will depend, in part, on our ability to anticipate or adapt to such changes and to offer, on a timely and cost-effective basis, services that meet customer demands. We cannot assure you that we will obtain access to new technology on a timely basis or on satisfactory terms. Our failure to obtain access to this new technology could have a material adverse effect on our business, prospects, the value of our existing equipment, operating results and ability to service our debt.

         The telecommunications industry is particularly marked by rapid changes in technology, and this could negatively impact our markets and hence our business. For example, wireless technologies such as direct broadcast satellite television and cellular telephony could displace the wireline systems used for the transmission of video, voice and data. If the use of those wireless technologies increases over the long term, it could have an adverse effect on our wireline operations. In that event, we will need to expand our services to customers engaged in wireless technology. In the end, our future success will depend in part on our ability to effectively adapt to new technology and remain competitive. If we cannot effectively adapt to changes in technology, we may experience shrinking markets for our services and the obsolescence of our business.

THE CURRENT ECONOMIC DOWNTURN OR OTHER DOWNTURNS MAY LEAD TO LESS DEMAND FOR OUR SERVICES.

         As a result of the general slowing of economic activities experienced in the United States in 2001 and 2002, our customers may delay or cancel new projects. We may experience a similar loss of demand during future economic downturns, whether in the regions in which we operate, the industry or that of our customers, or the economy as a whole. The threat of terrorism in the United States and international hostilities may also impact the demand for our services. A number of other factors, including unfavorable financing conditions for the industries we serve, could adversely affect our customers and their ability or willingness to fund capital expenditures in the future. These conditions, either singly or collectively, could result in lower revenues or slower growth than we anticipate, and could have a material adverse effect on our business, operations and financial condition.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our principal office is located at Two North College Ave., Fayetteville, Arkansas 72701. As of March 31, 2003 we are a 100% owner of this property, which, as of December 31, 2002, was subject to a mortgage of approximately $1.6 million and had an estimated fair market value of $2.4 million. We also lease a nearby facility located at 7125 McGuire Road, Fayetteville, Arkansas 72701. The lease of the facility is pursuant to a lease agreement, dated as of April 1, 2002 with L & B Investments LLC, a company owned by two of our principal stockholders, Larry C. Garriott and Bonnie Capwell, his mother. The lease is for a term of five years with a monthly rent of $3,550. This facility is a 5,000 square foot building. The site is 6.5 acres and also houses offices, a mechanic's garage, fabrication shop and storage facility for tools and equipment.

ITEM 3.  LEGAL PROCEEDINGS.

         From time to time the Company is a party to various litigation matters incidental to the conduct of our business. There is no past, pending or, to the knowledge of the Company, threatened litigation or administrative action (including litigation or action involving the Company's officers, directors or other key personnel) which in the opinion of the Company's Management has had or which the Company's Management expects to have a material adverse effect upon the Company's business, financial condition or operations.

         On January 28, 2003 Corenet Service, Inc. and Winn Caribe Communications, Inc. filed an action in the 98th Judicial District Court of Travis County, Texas against Centra Industries, Inc., Midwest Cable Communications of Arkansas, Inc., Centra Wireless Construction, Inc., Gary Fuchs, Larry Garriott and seven other individuals alleging breach of contract, conspiracy, tortious interference with business opportunities, misappropriation of confidential information, fraud and breach of fiduciary duty, and defamation and business disparagement, together with other claims relating to employment of former employees of Corenet and/or Winn Caribe and loss of contracts with Cox Communications. The plaintiffs seek $5.0 million in lost profits and exemplary damages. We believe the claims set forth in the complaint to be without merit and intend to vigorously defend against same.

         In January 2003, Centra, together with its subsidiary Midwest Cable and certain stockholders of Centra, filed a complaint in the United States District Court for the Southern District of New York against John Gioioso (a former consultant to Centra), William A. Newman and McGuireWoods LLP (formerly counsel to Centra), Philip Strassler, David Bukzin and Marcum & Kliegman (former accountants and tax advisors to Centra), and Edwin Ballou (a former employee of Global Towers, Inc., a subsidiary of Centra). The complaint alleges that Mr. Gioioso, assisted by the other defendants, defrauded Centra and its stockholders in the process of the formation of Centra. The complaint alleges that Mr. Gioioso attempted to obtain, indirectly, a substantial number of Centra shares for nominal consideration, and was unfairly and excessively compensated, given the nature of the fraud and the services he delivered. The complaint further alleges that, in structuring transactions at the direction of Mr. Gioioso, the attorney and accountant defendants committed malpractice, caused Centra to expend excessive fees, and caused Centra to engage in transactions that rendered no benefit to Centra, and subjected the stockholders to additional tax liability. The complaint further alleges that Mr. Ballou defrauded Centra by purportedly selling non-existent assets of a non-existent company (Global Towers, Inc.) to Centra in exchange for Centra shares, and was unfairly and excessively compensated, given the nature of the fraud and the services he delivered.

         In April 2002, Midwest Cable commenced a lawsuit in the U.S. District Court for the Southern District of Florida against Jet Construction, Inc. ("Jet"), REM Services, Inc. ("REM") and Sharewell LP ("Sharewell") to collect certain accounts totaling $371,295 due for work performed in the Miami, Florida area, and to resolve a disputed account owed by Midwest Cable to Sharewell. Sharewell was recently dismissed from the case on jurisdictional grounds. MidWest Cable offered a settlement to JET and REM. Under Florida law, if Midwest Cable obtains a judgment equal to 120% or more of the offered amount, JET and REM must reimburse all of Midwest Cable's legal fees and expenses incurred in such offer. The case is set for trail in June 2003. In January 2003, Midwest Cable commenced a lawsuit in the State Court of Florida against Sharewell alleging and seeking monetary damages of at least $63,000.

         In October 2002, Mr. Tom Newsom, the former Chief Financial Officer of Centra, filed a lawsuit against Centra for breach of his employment agreement. Mr. Newsom is seeking 27 months of salary totaling $168,750, 27 months of health insurance reimbursements totaling $12,739 and 100,000 shares of common stock of Centra. Centra believes that it had cause to fire Mr. Newsom pursuant to the employment agreement and that there will be no amount due Mr. Newsom.

         Midwest Cable is appealing an adverse judgment in trial court in Texas. One of Midwest Cable's subcontractors was sued by its subcontractor for failure to pay even though Midwest Cable had paid in full its subcontractor. Due to a statute under Texas law, the court found Midwest Cable responsible and handed down a verdict directing Midwest Cable to pay approximately $51,000.

         In October, 2000, Trenchless Services, Inc. ("TSI") and Midwest Cable entered into a contract for Midwest Cable to act as a sub-contractor for a project of TSI in Denver, Colorado. TSI failed to pay Midwest Cable invoices totaling $52,723. Previous counsel to Centra did not make any progress in the collection of the matter, so it is in the process of being reopened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our shares are eligible for quotation on the OTC Bulletin Board under the symbol RKOC. However, there has been no active public market for our shares during the past two fiscal years or for the period from January 1, 2003 through the date hereof.

         We estimate that as of March 27, 2003 there were 109 holders of record of the Common Stock.

DIVIDEND POLICY

         We have never paid cash or other dividends and do not expect to pay any cash or other dividends in the foreseeable future with respect to our common stock. Our future dividend policy will depend upon our earnings, capital requirements, financial condition, and other factors considered relevant by our Board of Directors. We presently intend to retain any earnings which we may realize in the foreseeable future to finance our growth. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         The following transactions were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemptions from registration under Section 4(2) of the Securities Act and Regulation D.

         In July 2001, Centra issued 11,946,263 shares to LAGO Limited Liability Company, 481,728 shares to Lisa Trammell, 329,878 shares to Bonnie Capwell Brooks, 329,878 shares to Betty Tyler, 663,847 shares to Mike Smith, 663,847 shares to Lee Capwell (subsequently transferred to Lee and Mary Capwell Family Trust), 453,762 shares to Gary Fuchs, and 42,513 shares to Fuchs Family Trust in connection with the formation of Centra.

         In July 2001, in connection with Centra's acquisition of Global Towers, Inc. Centra issued 250,000 shares to Edwin Ballou. On July 24, 2002, Centra sent Mr. Ballou notice of its recission of the acquisition of the assets of Global Tower under Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as amended, and for misrepresentation, failure of consideration and breach of contract. Centra has demanded return of the 250,000 shares of Common Stock issued to Mr. Ballou for cancellation, but he has not yet returned the shares.

         On January 29, 2003 we issued 14,893,716 shares of our common stock to LAGO Limited Liability Company, Lisa Trammell, Bonnie Capwell Brooks, Betty Tyler, Mike Smith, Gary Fuchs, Fuchs Family Trust, and Lee and Mary Capwell Trust in exchange for their 14,893,716 shares of Centra common stock, pursuant to a Share Exchange Agreement.

         On January 29, 2003, we issued 900,000 shares of our common stock to Gregory J. Smith and 300,000 shares of its common stock to Paul K. Chavez in exchange for their 200 shares of common stock of Smith & Co. Surveying Services, Inc. pursuant to a Plan of Reorganization and Share Exchange Agreement.

         On January 29, 2003, we issued 10,000 shares of our common stock to Rachel Levy in exchange for her 100 shares of common stock and 100 shares of Class A Preferred Stock of Razorback Acquisition Corp. pursuant to a Plan of Reorganization and Share Exchange Agreement.

         On February 7, 2003, we issued 4,416,924 shares of our common stock to TWS International Inc. pursuant to an Asset Purchase Agreement.

         On February 7, 2003, we issued 210,330 shares of our common stock and 210,330 warrants to purchase common stock to Stanford Venture Capital Holdings, Inc. in exchange for $500,000, pursuant to a Securities Purchase Agreement.

         On February 10, 2003, we issued 210,330 shares of our common stock and 210,330 warrants to purchase common stock to Stanford Venture Capital Holdings in exchange for $500,000, pursuant to a Securities Purchase Agreement.

OPTIONS/SAR GRANT TABLE

The following equity compensation plans have been approved by our Board of Directors but have not yet been approved by our security holders. We intend to submit these plans to our stockholders for approval at our next annual meeting.

----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                 Number of securities to be     Weighted average exercise
                                 issued upon exercise of        price of outstanding         Number of securities
                                 outstanding options,           options, warrants and        remaining available for
Plan Category                    warrants and rights            rights                       future issuance
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by our Board of
Directors
       2002 Stock Option Plan                -                            -                         500,000
       2002 Employee Stock                   -                            -                         500,000
       Purchase Plan
       Incentive Bonus Plan                  -                            -                         500,000(1)
Equity  compensation plans not               -                            -                            -
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Total:                                       -                            -                       1,500,000(1)

--------------------
(1) The Incentive Bonus Plan provides that 500,000 shares of Common Stock may be issued pursuant to this plan. However the Board of Directors has not yet reserved the 500,000 shares of Common Stock for issuance under this Incentive Bonus Plan.

No options have been granted or issued pursuant to any of our incentive and/or stock option or purchase plans.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain forward-looking information that involve risks and uncertainties. Our actual results could differ materially from those anticipated by the forward-looking information. Factors that may cause such differences include, but are not limited to, availability and cost of financial resources, product demand, market acceptance and other factors discussed in this report under the heading "Business - Risk Factors." This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-KSB.

OVERVIEW

         We, through our subsidiary Centra, a holding company, and its operating subsidiaries provide infrastructure design, construction, engineering and maintenance services to the telecommunications (cable and wireless), energy and municipal infrastructure industries, through three operating subsidiaries.

         We were formed in July 2001 by the combination of our predecessor businesses, Midwest Cable Communications of Arkansas, Inc., Smithwell Directional Boring, Inc., B&B Directional Boring, Inc. and Trammell Directional Boring, Inc., each an Arkansas corporation, through a series of tax-free mergers, into Midwest Cable Communications of Arkansas, Inc., a Delaware corporation and wholly-owned subsidiary of Centra Industries, Inc. In 2002, we began to provide wireless infrastructure services through Centra's wholly-owned subsidiary, Centra Wireless Construction, Inc., a Delaware corporation established in July 2001. Our holding company structure and range of service offerings allow us to offer a turnkey approach within the infrastructure industry, as well as individual specialized services through each of our operating subsidiaries.

         We operate from three locations in Arkansas and have the ability to operate in the contiguous 48 states. Our principal operations to date have been concentrated in the Oklahoma-Arkansas Region of the United States. Centra Wireless is based in Fayetteville, Arkansas and has an office in Wyoming. Smith and Co. is based in Fayetteville, Arkansas and has an office in California. We currently anticipate expanding into Canada and Mexico and are exploring opportunities in South America and Asia.

         Our primary focus is the installation, replacement and construction of underground cable for telecommunications and cable television companies using horizontal boring technology. On average, in 2001 we installed approximately 36,000 feet of cable per week. With our existing equipment, we have the capacity to install 50,000 feet of cable per week. Our customers have experienced dramatic changes in their industries during recent years. The demand for Internet services and associated bandwidth, the nationwide build-out of optical cables to replace coaxial technology, deregulation of the telecommunications industry and digital convergence all have led our customers to outsource a broad range of services. Fiber optic cable dominates our wire installation and maintenance business, although we also install and maintain a considerable amount of coaxial cable, as well as copper cable. We are also targeting municipalities and utilities nationwide (and in Canada and Mexico) to apply our technology and services to the installation of gas pipelines and water mains.

         Our revenue increased since December 31, 2001 through internal growth. We intend to continue to focus on internal growth, although we also intend to grow through additional selected acquisitions of profitable enterprises in our fragmented industry. By careful growth through acquisition, we intend to increase our customer base in our current markets and to broaden the markets in which we operate. We believe that there are many competent contractors serving the telecommunications and cable television industries whose businesses would gain from the synergy and cost efficiencies that consolidation can bring.

         We have established a process for integrating acquired entities to centralize back-office administrative and support services in our Fayetteville, Arkansas location. Some of these services include formalizing weekly and monthly checklists for the accounting functions for each of our operating subsidiaries and divisions and the organization as a whole. These services include centralized accounting in the areas of cash, accounts receivable, accounts payable, payroll and purchasing. Training and access will be provided to the personnel at each of our offices on how to review system information and print reports, but, except for purchase orders, input will be performed in our Fayetteville office.

         We are in the process of creating standardized forms for use throughout our company, including a list of required documentation for various types of transactions, and a time frame within which to operate for billing and purchasing. Collection on accounts will be monitored from our corporate headquarters, with input and assistance requested from the other offices as needed. The president of each of our operating subsidiaries will be primarily responsible for the operational success of their business. Our intent is that these presidents focus on operations and marketing, and rely on the centralized administrative support services provided out of our Fayettville office.

         Beginning in 2003, corporate overhead will be allocated among our operating subsidiaries to appropriately share the administrative burden of our holding company structure. We have also developed a job/project cost system to monitor and ensure job profitability on a job-by-job basis.

         Revenue. In accordance with industry practice, we currently generate, and expect to continue to generate, a significant portion of our revenues under fixed price contracts. Under this approach, for construction/installation projects, we estimate the costs of completing a particular project to bid for such fixed price contracts, allowing for variations if certain specified contingencies occur. It is possible that certain variables may occur that are not covered by the contingencies allowed in a contract, or that the allowance in a contract is not sufficient to offset increased costs for us to complete a project due to the occurrence of one or more contingencies. For example, the costs of labor and materials may vary from the costs we originally estimated, and we bear the risk that our estimates will be less than the actual costs we incur. Alternatively, the occurrence of even a covered contingency, such as soil conditions or the need to re-route an installation due to environmental conditions (such as wetlands) may adversely impact our profits under a project because the allowance in the contract for the contingency may be insufficient, or the contingency may result in delays. Furthermore, because we generally do not receive payment until successful completion of a phase of a project, payments may be delayed if there is a dispute with a customer, or if the customer fails to make a payment when due. These circumstances may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability and losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year.

         Approximately 86% of our revenues for the year ended December 31, 2002, were derived from a master service contract with our principal customer. Our master service agreements do not require bonding nor do they typically provide for any holdback of payment beyond job completion; any such holdback would typically be for no more than 6 months after the completion date. Contracts with municipalities and/or utilities typically contain a bonding requirement.

         The majority of our contracts, whether master service agreements or contracts for specific projects, provide for the provision of a certain unit of service for a specified price. We recognize revenue as the related work is performed. A portion of our work is performed under percentage-of-completion contracts. Under this method, revenue is recognized based on the percentage of total cost incurred to date in proportion to total estimated cost to complete the contract. Clients are billed on different cycles depending on the nature of the services being provided, either monthly, upon milestones or upon completion of project.

         Cost of revenue. Our direct costs include operations payroll and benefits, subcontractor costs, equipment leases, insurance, depreciation, licenses and permits, shop and equipment rent, fuel repairs and maintenance, repairs for work damage and materials not provided by our customers. Our customers generally supply materials such as cable, conduit and telephone equipment, although on some turnkey projects, we supply these materials.

         General and administration. General and administration costs include all corporate and administrative functions that support existing operations and provide infrastructure to facilitate our future growth. Components of this category include management, supervisory and staff salaries and related employee benefits, rent, utilities, travel and business development efforts and back office administration such as financial services, insurance administration, professional costs and administrative overhead.

RESULTS OF OPERATIONS

         The following tables state for the periods indicated our consolidated operations in percentage of revenue terms for the years ended December 31, 2002 and 2001.

Results of Consolidated Operations in Percent-of-Revenue Terms

                                                                   (AUDITED)
                                                    Year                        Year
                                                    Ended 12/31/02              Ended 12/31/01
                                                    -------------------------- ------------------
NET SALES (100%)                                    $21,497,018                 $21,194,051
-------------------------------------------------------------------------------------------------
COST OF REVENUE                                            75.4%                       78.6%

         GROSS PROFIT                                      24.6%                       21.4%

general and administrative expenses                        29.1%                       18.6%

INTEREST EXPENSE                                            2.2%                        2.4%

OPERATING INCOME                                           (7.0%)                       0.3%

OTHER INCOME (EXPENSE)
     Interest and dividend income                           0.1%                        0.1%
     (Loss) on the sale of property
       and equipment                                       (0.1%)                      (0.9%)
     (Loss) on the sale of investments                       --                        (0.9%)
       Management Fees                                      0.4%                         --


       Rental Income                                        0.2%                         --
     Change in unrealized gain (loss)
       on investments                                        --                        0.07%

         TOTAL OTHER (EXPENSE)                              0.5%                       (1.0%)

         (LOSS) BEFORE INCOME                              (6.5%)                      (0.7%)
             TAXES

INCOME TAXES                                                0.1%                        0.3%

         NET LOSS                                          (6.6%)                      (1.0%)

Audited for Year Ended December 31, 2002 Compared to Year Ended December 31,
2001

         Revenue. Our revenue was approximately $21.5 million for the year ended December 31, 2002 compared to close to $21.2 million for the year ended December 31, 2001, representing an increase of approximately $0.3 million, or 1.4%, primarily as a result of internal growth.

         Cost of Revenue. Our cost of revenue was approximately $16.7 million, or 75.4% of revenue, for the year ended December 31, 2002, compared to $16.6 million, or 78.6% of revenue, for the year ended December 31, 2001. This decrease is principally attributable to a reduction in overhead costs.

         General and administration. General and administrative expenses were approximately $6.3 million, or 29.1% of revenue, for the year ended December 31, 2002, compared to about $3.9 million, or 18.6% of revenue, for the year ended December 31, 2001. The principal increases in these expenses were legal and professional fees.

         Interest and dividend income. Interest and dividend income was $22,166 for the year ended December 31, 2002 compared to $10,830 for the year ended December 31, 2001.

         Other income (expense). During the year ended December 31, 2001, we experienced a loss on investments of approximately $194,399. Also included were management fees for the first time of $80,000 and rental income for $41,392 for the year ended December 31, 2002.

         Provision for income taxes. There were negligible tax consequences for the years ended December 31, 2002 and December 31, 2001.

Financial Condition, Liquidity and Capital Resources

         Our primary liquidity needs are for working capital, capital expenditures, investments and debt service. Our primary sources of liquidity are cash flows from operations and borrowings under revolving notes or lines of credit. We believe we can satisfy our cash requirements over the next twelve months out of cash flow from operations.

         For the year ended December 31, 2002, net cash flow provided by operating activities was approximately $2.7 million, compared to approximately $1.2 million for the same period ended December 31, 2001. Such positive net cash flow provided by operating activities in the context of reported net losses for the same periods, was principally attributable to an increase in our trade payables and depreciation and amortization expenses.

         At December 31, 2002, our total assets were approximately $13.1 million, compared to $12.7 million at December 31, 2001, representing an increase of 3.5%. Our liabilities increased during this period from close to $10.6 million to $12.5 million, and as a result our stockholders equity decreased from about $2.1 million to approximately $637,000. Our current liabilities increased by just over $1.7 million to $7.8 million and our long-term liabilities decreased by approximately $520,000. The major categories of increases were bank overdraft and accounts payable, while there were decreases in , bank lines of credit and current maturities of long-term debt.

         The issuance of certain promissory notes by us to certain of its stockholders in July 2001 having an aggregate principal amount of approximately $2.5 million and subsequent agreements to exchange such notes for the issuance of an aggregate of 1,267,000 shares of Centra Common Stock were rescinded in September 2002 on the basis of a mutual mistake of fact in respect of the circumstances in which they were issued. In a related recapitalization of Centra, eight of Centra's stockholders entered into a Contribution Agreement in April 2002 pursuant to which they contributed to Centra for cancellation an aggregate of 20,139,284 shares of Centra Common Stock resulting in a reduction of the outstanding capital stock of Centra from 35,283,000 common shares to 15,143,716 common shares. An additional 1,000,000 shares of Centra Common Stock were set aside for the employee stock option plan and employee stock purchase plan. As a percentage, ownership of Centra Common Stock by the contributing stockholders remained the same. These transactions are not reflected in the financial statements of the Company other than being referenced in the notes thereto. See the Financial Statements.

         A promissory note to Ozarks LLC for $400,000 was paid in full in January 2002.

         In December 2002, we lent $300,000 to Osprey Investments II, Inc., a Florida corporation and a stockholder. The loan is evidenced by a note maturing on June 30, 2003 with interest at 1% over the prime rate of Citibank, N.A.

         As of December 31, 2002, we had lines of credit which provide for borrowings up to an aggregate of approximately $550,000, under which approximately $550,000 was borrowed.

         Our long-term debt (less current maturities and not including capital lease obligations) as of December 31, 2002 was $3.1 million compared to $3.6 million as of December 31, 2001. In general, our long-term debt consists of notes due to banks and equipment financiers that are secured by equipment purchased with the proceeds of those notes. Of our total long-term debt as of December 31, 2002, $1.4 million matures in 2003, $2.3 million comes due in 2004 and $720,000 comes due in 2005. In addition, we paid $454,000 in capitalized lease obligations in 2002, and are obligated to pay $323,000 of capitalized lease obligations in 2003 and to pay approximately $44,000 of capitalized lease obligations in 2004. Additionally, the real property owned by the Company at Two North College Avenue in Fayetteville, Arkansas is subject to a mortgage with the Bank of Fayetteville having an adjustable interest rate of 1% over prime. As of December 31, 2002, the balance on this mortgage was approximately $1.6 million. We believe that the market value of the property as of December 31, 2002 was approximately $2.4 million.

Seasonality

         Our operations have historically been slower in the first quarter of the year. During the last two years, we have generally experienced sequential increases in revenue following the first quarter of every year. This seasonality is primarily the result of client budgetary constraints and preferences and the effect of winter weather on external network activities. Some of our clients, particularly the incumbent local exchange carriers, tend to complete budgeted capital expenditures before the end of the year and defer additional expenditures until the following budget year.

Impact of Inflation

         The primary inflationary factor affecting our operations are increased labor costs. We have not experienced significant increases in labor costs to date. Competition for qualified personnel could increase our labor costs.

Quantitative and Qualitative Disclosures About Market Risk

         Market risk is the risk of loss resulting from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk. Although most of our credit arrangements in place as of December 31, 2002 provide for fixed interest rates, in view of the capital intensive nature of our business, we expect to continue to enter into capital lease transactions and credit arrangements in the future at then prevailing interest rates. If interest rates increase significantly in the future, our exposure to interest rate market risk will also increase.

         We invest our excess cash in short-term, interest-bearing, investment grade instruments and in bank accounts located in the United States. These instruments have maturities of less than one year. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk arising from our investments.

Recently Issued Accounting Standards

         In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations be accounted for using the purchase method. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company intends to apply this Statement to its acquisition of Smith & Co. and Razorback.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment. The Company will adopt the provisions of SFAS No. 142, in its accounting for the Smith & Co. and Razorback acquisitions.

ITEM 7.  FINANCIAL STATEMENTS

         Reference is made to the consolidated financial statements, the report thereon and the notes thereto, and the supplementary data commencing at page F-1 of this Annual Report of Form 10-KSB, which financial statements, report, notes and data are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On January 29, 2003, as a result of the RAKO/Centra Exchange, the Board of Directors dismissed HJ & Associates, LLC, which served as our independent public accountants prior to the RAKO/Centra Exchange and engaged Centra's auditors VB & H Certified Public Accountants, LLC ("VB&H"). The decision to retain VB&H as our accountant was approved by the Board of Directors. During our two most recent fiscal years prior to the date of engagement, and the subsequent interim period prior to engaging this accountant, neither we (nor someone on our behalf) consulted VB&H regarding any matter.

         The reports issued by HJ & Associates, LLC on the financial statements for the preceding two fiscal years of RAKO Capital Corporation did not contain an adverse opinion nor a disclaimer of opinion, and were not qualified or modified as to audit scope or accounting principles

         In connection with our audit for the years ended December 31, 2001 and 2000, and during the subsequent interim period preceding the dismissal, there were no disagreements with HJ & Associates, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HJ & Associates, LLC, would have caused HJ & Associates, LLC to make reference thereto in their report on the financial statements for such years or such interim periods.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

         The names and ages of the our directors and executive officers are set forth below.

      NAME          AGE                           POSITION
      ----          ---                           --------
Larry C. Garriott   52       Chairman of the Board and Director
Gary M. Fuchs       42       Vice Chairman, Chief Executive Officer and Director
Lisa A. Trammell    42       Vice President, Chief Operating Officer, Secretary
                             and Director
Randall Carney      41       Chief Financial Officer

Each director is elected to hold office until the next annual meeting of stockholders and until his or her successor is elected and qualified. Each officer serves at the discretion of our Board of Directors subject to any applicable employment agreements.

---------------------------

LARRY C. GARRIOTT, Chairman of the Board and Director. Mr. Garriott has been our Chairman of our Board since December 16, 2002, a Director since January 3, 2003 and Chairman of the Board and Director of Centra since its inception in 2001. From March 1996 to July 2001, Mr. Garriott served as President of Midwest Cable, a telecom, energy and municipal infrastructure company primarily engaged in the construction of utility infrastructure. Midwest Cable was formed by Mr. Garriott and his mother, Bonnie Capwell Brooks, in 1992.

GARY M. FUCHS, Vice Chairman, Chief Executive Officer and Director. Mr. Fuchs has been our Chief Executive Officer since December 16, 2002, a Director since January 3, 2003 and Vice Chairman, Chief Executive Officer and Director of Centra since January 2002, although Mr. Fuchs worked with Centra on a consulting basis from May 1, 2001 through January 2003. Since January 2000, Mr. Fuchs has served as president of WGS Ventures I and II, a management consulting firm. Since January 1998, Mr. Fuchs served as a principal of Tyrad, Inc., the parent company of Chadbourn Securities, Inc., a boutique investment banking firm. From January 1997 to June 1997 Mr. Fuchs served as president of FNK Capital Management, Inc. From January 1995 to January 1997, Mr. Fuchs served as senior vice president of Hobbs Melville Securities, Inc. From March 1992 to June 1997, Mr. Fuchs served as president of GMF Enterprises, Inc. Mr. Fuchs has extensive international and domestic banking experience and has worked in the finance field for over 20 years.

LISA A. TRAMMELL, Chief Operating Officer, Vice President, Secretary and Director. Ms. Trammell has been our Chief Operating Officer, Senior Vice President and Secretary since December 16, 2002, a Director since January 3, 2003, Chief Operating Officer of Centra since July 2001 and a Senior Vice President, and a Director of Centra since its inception in 2001. Ms. Trammell also serves as Secretary to the Board of Directors of Centra. Ms. Trammell formed Trammell Directional Boring Inc. in September 1999. From September 1999 to July 2001, Ms. Trammell owned and operated Trammell Directional Boring, Inc. From 1998 to July 2001, Ms. Trammell worked at MidWest Cable. From 1991 to 1998 Ms. Trammell was employed by Wal-Mart, Inc. She last served as an International Buyer's Assistant and has extensive training in accounting, customer service techniques and operational workflows. Ms. Trammell is the sister of Larry Garriott and Lee Capwell and the daughter of Bonnie Capwell Brooks.

RANDALL CARNEY, Chief Financial Officer. Mr. Carney has been our Chief Financial Officer since December 16, 2002 and of Centra since September 30, 2002. From January 2001 to September 2002, Mr. Carney served as vice president of business development for National Finance Resource Group, Inc., a company providing discount banking services to large companies nationwide. From December 1997 to December 2000, Mr. Carney was the manager of financial accounting for Trans Montaigne, Inc., a publicly traded oil services company. Mr. Carney's background also includes auditing with a nationally recognized accounting firm.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth the annual compensation for services in all capacities for the years ended December 31, 2001 and 2002 of the Chief Executive Officer and of each executive officer whose annual compensation in 2002 exceeded $100,000. No long-term compensation was awarded or paid to these individuals in 2002 or 2001.

                                     SUMMARY COMPENSATION TABLE
                                         ANNUAL COMPENSATION

     NAME AND                                                   OTHER
     PRINCIPAL                                                  ANNUAL
     POSITION          YEAR         SALARY        BONUS      COMPENSATION
-------------------------------------------------------------------------
Larry C.               2002      $250,000(1)    $263,209           -
Garriott,              2001      $112,345(1)      $5,000
Chairman of the
Board

Gary M. Fuchs,         2002      $261,000(2)    $262,688           -
Vice Chairman and      2001      $261,000(2)        N/a
Chief Executive
Officer

Lisa A. Trammell,      2002      $150,000(3)     $35,571           -
Vice President,        2001       $50,522(3)      $5,000
COO and Secretary

Randall Carney         2002       $13,750(4)      $1,500(4)        -
Chief Financial        2001          N/a            N/a
Officer


Larry Otterstein       2002       $65,991(5)        $0             -
President,             2001          N/a            N/a
Centra Wireless

Edwin C. Ballou,       2002       $50,481(6)        N/a            -
Former President,      2001       $39,544(6)        N/a
Centra Wireless

Tom Newsom             2002       $57,116(7)        N/a            -
Former Chief           2001          N/a            N/a
Financial Officer

O. Lee Capwell,        2002      $112,615(8)     $33,976           -
Former Chief           2001       $51,630(8)      $5,000
Administration
Officer

--------------------------------------------------------------------------------

(1)   Mr. Garriott is entitled to receive a base salary of $250,000 per annum.

(2) Prior to January 2003, Mr. Fuchs received his annual compensation pursuant to both an employment agreement and a consulting agreement. In January 2003, his consulting agreement with Centra was terminated and his employment agreement was amended to increase his salary to reflect the consolidation of the compensation payable under the two agreements into his employment agreement. Mr. Fuchs is also entitled to receive $7,500 per month for living expenses during the term of his employment agreement, which amounts are not reflected in the above table. During 2002, Mr. Fuchs also received $75,000 as reimbursement for expenses which he was entitled to pursuant to the employment agreement, which amounts are not reflected in the above table.

(3)   Ms. Trammell is entitled to receive a base salary of $150,000 per annum.

(4)   Mr. Carney is entitled to receive a base salary of $65,000 per annum.

(5) Mr. Otterstein is entitled to a base salary of $150,000 per annum. Mr. Otterstein is also entitled to an automobile allowance of $650 per month during the term of his employment agreement, which amounts are not reflected in the above table

(6) Mr. Ballou's employment agreement was terminated for cause effective May 30, 2002, at which time all further obligations of Centra under his employment agreement and the asset purchase agreement (pursuant to which the assets of Centra Wireless were purchased) terminated and the asset purchase agreement was rescinded. Mr. Ballou was entitled to receive a base salary of $125,000 per annum.

(7) Mr. Newsom's employment agreement was terminated effective September 9, 2002, at which time all further obligations of Centra under his employment agreement terminated. Mr. Newsom was not employed by Centra during the year ended December 31, 2001.

(8)   Mr. Capwell was entitled to receive a base salary of $117,000 per annum.

* Bonus Compensation/Stock Options to be awarded in the discretion of the Board.

** Each of the named executive officers participates in Centra's employee benefit plans.

EMPLOYMENT AGREEMENTS

         In January 2002, Larry C. Garriott entered into a three-year employment agreement with Centra as its President (later changed to Chairman of the Board by appointment to that office by the Board of Directors). Mr. Garriott's annual compensation under his employment agreement is $250,000 each year, and he is eligible to receive annual bonuses and stock options which may be granted in the discretion of the Board of Directors. The agreement renews automatically, on a year to year basis, at the end of the three-year term unless notice of termination is given at least 90 days beforehand.

         In May 2001, Mr. Fuchs and Centra entered into a consulting agreement, under which Gary Fuchs received compensation of approximately $10,500 per month. In January 2002, Mr. Fuchs entered into a three-year employment agreement with Centra as its Vice Chairman and Chief Executive Officer pursuant to which Mr. Fuchs was entitled to receive compensation of $135,000 for each year, and is eligible to receive annual bonuses and stock options which may be granted in the discretion of the Board of Directors. The agreement renews automatically, on a year to year basis, at the end of the three-year term unless notice of termination is given at least 90 days beforehand. In January 2003, Mr. Fuchs's consulting agreement with Centra was terminated and his employment agreement was amended to increase his annual salary to $261,000 to reflect the amounts otherwise receivable under the terminated consulting agreement.

         In August 2002, Larry Otterstein entered into a three-year employment agreement with Centra as President of Centra Wireless. Mr. Otterstein's compensation under the employment agreement is $85,000 for each year, and he is eligible to receive annual bonuses and stock options which may be granted in the discretion of the Board of Directors.

The agreement renews automatically, on a year to year basis, at the end of the three-year term unless notice of termination is given at least 90 days beforehand.

         In January 2002, Lisa A. Trammell entered into a three-year employment agreement with Centra as its Vice President, Chief Operating Officer and Secretary. Ms. Trammell's compensation under the employment agreement is $150,000 for each year, and she is eligible to receive annual bonuses and stock options which may be granted in the discretion of the Board of Directors. The agreement renews automatically, on a year to year basis, at the end of the three-year term unless notice of termination is given at least 90 days beforehand.

         In September 2002, Randall Carney entered into a three-year employment agreement with Centra as its Chief Financial Officer. Mr. Carney's compensation under the employment agreement is $65,000 for each year, and he is eligible to receive annual bonuses and stock options which may be granted in the discretion of the Board of Directors. The agreement renews automatically, on a year to year basis, at the end of the three-year term unless notice of termination is given by Centra at least 90 days prior to the end of the then applicable term.

         In April 2002, O. Lee Capwell entered into a three-year employment agreement with Centra as Chief Administration Officer. Mr. Capwell's compensation under the employment agreement was to have been $117,000 for each year, with annual bonuses and stock options granted in the discretion of the Board of Directors. Mr. Capwell died in January 2003. Accordingly, the employment agreement expired and Centra has no further obligations thereunder.

         In August 2001, Edwin C. Ballou entered into a five-year employment agreement with Centra as President of Centra Wireless. Mr. Ballou's compensation under the employment agreement was $125,000 for each year, and he was eligible to receive annual bonuses in the discretion of the Board of Directors and cash performance bonuses contingent on meeting certain criteria. Pursuant to this agreement, Centra agreed to grant to Mr. Ballou 100,000 options under Centra's 2002 Stock Option Plan. Effective May 30, 2002, Mr. Ballou's employment was terminated for cause under the terms of his employment agreement. Accordingly, no severance is payable and no stock options are outstanding in favor of, exercisable by or issuable to Mr. Ballou.

         We have not issued any stock options or stock appreciation rights to any named executive officers (or any other persons). However, we may grant stock options or stock appreciation rights to these or other named executive officers or (other persons) in the discretion of our Board of Directors.

DIRECTOR COMPENSATION

         During the year ended December 31, 2002 and as of the date of this report, directors received no compensation for their services as directors. Pursuant to Article III, Section 11 of our Bylaws, directors may receive expenses for attending meetings or fixed compensation.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth information as of March 31, 2003 with respect to the beneficial ownership of the outstanding shares of our common stock by (i) each person known by us to beneficially own five percent (5%) or more of the outstanding shares; (ii) our officers and directors; and (iii) our officers and directors as a group.

         As used in the table below, the term "beneficial ownership" means the sole or shared power to vote or direct the voting, or to dispose or direct the disposition, of any security. A person is deemed as of any date to have beneficial ownership of any security that such person has a right to acquire within 60 days after such date. Except as otherwise indicated, the stockholders listed below have sole voting and investment powers with respect to the shares indicated.

---------------------------------------------------------------------------------------------------------------------
                                                SHARES OF COMMON STOCK BENEFICIALLY     PERCENTAGE OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER            OWNED OR TO BE OWNED                    BENEFICIALLY OWNED (1)
---------------------------------------------------------------------------------------------------------------------


Larry C. Garriott (2)(3)                        11,946,263 (4)                          51.2%
  c/o RAKO Capital Corporation
  Two North College Avenue
  Fayetteville, AR  72701

Bonnie Capwell Brooks                           12,276,141 (4)                          52.6%
 c/o RAKO Capital Corporation
 Two North College Avenue
 Fayetteville, AR 72701

Gary M. Fuchs (2)(3)                            435,762                                 1.9%
  c/o RAKO Capital Corporation
  Two North College Avenue
  Fayetteville, AR  72701

Lisa A. Trammell (2)(3)                         481,728                                 2.1%
  c/o RAKO Capital Corporation
  Two North College Avenue
  Fayetteville, AR  72701

Randall Carney (2)                              0                                       0%
  c/o RAKO Capital Corporation
  Two North College Avenue
  Fayetteville, AR  72701

Larry Otterstein (2)                            0                                       0%
  c/o RAKO Capital Corporation
  Two North College Avenue
  Fayetteville, AR  72701

Osprey Investments II, Inc.                     2,000,000                               8.6%
  1050 Riverside Avenue
  Jacksonville, FL 32204

LAGO Limited Liability Company                  11,946,263                              51.2%
  Two North College Avenue
  Fayetteville, AR 72701

TWS International, Inc.                         4,416,924                               18.9%
  6120 Windward Parkway
  Suite 200
  Atlanta, Georgia  30005

Stanford Venture Capital Holdings               1,682,638 (5)                           7.2%
  201 Biscayne Boulevard
  Suite 120
  Miami, FL 33131

---------------------------------------------------------------------------------------------------------------------
All Current Executive Officers and Directors    12,863,753                              54.8%
As a group (5 persons)

---------------------------
(1) Calculated based upon 23,347,168 shares of common stock outstanding as of March 31, 2003.
(2)   Indicates a current Officer.
(3)   Indicates a current Director.
(4) Includes 11,946,263 shares of common stock held by Lago Limited Liability Company, of which Larry Garriott and Bonnie Capwell Brooks are the controlling members.
(5) Includes (i) 420,660 shares issuable upon exercise of warrants held by Stanford Venture Capital Holdings, and (ii) an aggregate of 841,319 shares issuable upon exercise of additional warrants and additional shares to be issued to Stanford Venture Capital Holdings for an aggregate purchase price of $1,000,000 at a future closing.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons or entities who own more than 10% of our Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership of our Common Stock with the Securities and Exchange Commission. Such persons or entities are also required by SEC regulations to furnish us with copies of all reports that they file under Section 16(a). To our knowledge, all Section 16(a) filing requirements applicable to such persons or entities were complied with in 2002; provided, that Messrs. Fuchs, Garriott, Carney, Ms. Trammell, Osprey Investments II, Inc., LAGO LLC and Ms. Capwell Brooks did not timely file their Form 3s and Form 4s.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Our policy is to enter into transactions with related parties on terms that, on the whole, are more favorable, or no less favorable, than those available from unaffiliated third parties. Based on our experience in the business sectors in which we operate and the terms of our transactions with unaffiliated third parties, we believe that all of the transactions described below met this policy standard at the time they occurred.

FAMILY RELATIONSHIPS

         Five of our stockholders, including Larry C. Garriott, are members of Larry C. Garriott's family or is a related family member's trust. Bonnie Capwell Brooks is Mr. Garriott's mother. Lisa Trammell is Mr. Garriott's sister. Betty Jo Tyler is Mr. Garriott's aunt. The Lee and Mary Capwell Family Trust is for the benefit of Mr. Garriott's brother's family. Mr. Garriott is Centra's Chairman of the Board and a significant stockholder.

ISSUANCES OF SECURITIES TO CURRENT STOCKHOLDERS

Set forth below is a summary of certain transactions involving the Company and our stockholders (formerly Centra stockholders) that, except for the acquisitions by Centra of each of B&B Directional Boring Inc., Smithwell Directional Boring Inc. and Trammell Directional Boring Inc. which were consummated and not rescinded, were entered into under a mutual mistake of fact among the parties resulting in their being canceled or rescinded by the parties and treated as if they had not occurred.

         In July 2001, Centra entered into the following transactions with its stockholders:

o Centra issued 28,100,000 shares of its Common Stock to LAGO LLC. Mr. Garriott is the managing member of LAGO LLC and can determine how LAGO LLC votes its shares of Centra. Mr. Garriott and his mother, Bonnie Capwell Brooks, own LAGO LLC; and

o Centra accepted LAGO LLC's commitment that LAGO LLC would vote to approve any sale of Centra that Centra's Board of Directors approved. Centra issued an unsecured promissory note in the principal amount of $2,000,000 in favor of LAGO (the "LAGO Promissory Note") in exchange for LAGO LLC's commitment.

         Immediately prior to their acquisition by Centra on July 27, 2001, promissory notes totaling $534,000 were issued by three Arkansas corporations to their stockholders; these notes were subsequently canceled. On July 27, 2001, Centra acquired these companies on the following terms:

o 1,155,880 shares of Centra Common Stock were issued to Bonnie Capwell Brooks and her sister, Betty Jo Tyler, in exchange for their stock interests in B&B Directional Boring Inc;

o 3,123,000 shares of Centra Common Stock were issued to O. Lee Capwell, who is Mr. Garriott's brother, and Mike Smith in exchange for their stock interests in Smithwell Directional Boring, Inc.; and

o 1,133,120 shares of Centra Common Stock were issued to Lisa A. Trammell, Mr. Garriott's sister, in exchange for her stock interest in Trammell Directional Boring Inc.

         The LAGO Promissory Note, and each of the notes issued on July 27, 2001 to the stockholders of B&B Directional Boring Inc., Smithwell Directional Boring Inc. and Trammell Directional Boring Inc. were demand notes which bore interest at an annual rate of 8%, compounded annually. On February 20, 2002, the Company and LAGO LLC entered into an agreement to exchange the LAGO Promissory Note for 1,000,000 shares of Centra's Common Stock and Centra agreed, at LAGO LLC's option, to repurchase up to 1,000,000 shares of Centra Common Stock for an aggregate price of $2,700,000 on

July 30, 2002. In March 2002, the other noteholders entered into an agreement for the exchange of their notes for shares of Centra's Common Stock.

         On April 11, 2002, eight of Centra's stockholders entered into a Contribution Agreement with Centra pursuant to which such stockholders contributed an aggregate of 20,139,284 shares of Centra Common Stock, which shares have been canceled. As a result of this contribution, the total number of outstanding shares of Centra Common Stock was reduced to 15,143,716 shares.

         In September 2002, Centra entered into agreements with each of LAGO LLC, the other noteholders, pursuant to which the LAGO Promissory Note and each of the other promissory notes were surrendered to Centra for cancellation on the grounds they had been issued under a mutual mistake of fact; and the agreements to exchange the LAGO Promissory Note and the other promissory notes for shares of the Centra Common Stock were also canceled. By virtue of the recission of the promissory notes and related exchange agreements, Centra's financial statements do not reflect any of the foregoing other than in the notes thereto.

AGREEMENT

         In May 2002, Centra entered into a Consulting Agreement with DCD Consulting LLC ("DCD Consulting") pursuant to which DCD Consulting has agreed to assist Centra with advancing its business objectives by, among other things, identifying potential management, board or advisory candidates, seeking sources of business and potential acquisition or partnership targets, and analyzing and adjusting Centra's business and revenue models. In consideration for its agreement to render such services, Centra agreed to pay DCD Consulting $550,000 over the course of the 22 months commencing May 2002. The principals of DCD Consulting are all stockholders of the Company: Bonnie Brooks, Lisa Trammell, Lee and Mary Capwell Family Trust, Mike Smith and Betty Tyler. Ms. Trammell is also the Vice President, Chief Operating Officer, Secretary, and Director of Centra and our Chief Operating Officer and a Director.

BUILDING LEASE

         We occupy a building at 7125 McGuire Road, Fayetteville, Arkansas that L&B Investments LLC leased to Midwest Cable in April 2001 for use as its shop building for equipment, tools, repairs and storage. Midwest Cable is a subsidiary of Centra, which is a subsidiary of the Company. Larry C. Garriott and Bonnie Capwell Brooks own L&B Investments LLC. The lease expires in April 2006 and provides for monthly lease payments of $3,550. We believe that the lease payment obligations are at or below current market rates for a structure of its type in Fayetteville, Arkansas.

STOCKHOLDER AGREEMENT

         One of our current stockholders, TWS, is a party to a stockholders' agreement which includes certain transfer restrictions. These stockholders are also subject to restrictions on resale after the expiration of resale limitations which apply to the current Centra stockholders pursuant to Rule 144 under the Securities Act. The following describes these provisions.

         Right of First Offer

         If TWS or certain transferees of TWS desire to dispose of any shares of common stock, then such stockholder shall deliver notice to the Company and the other stockholders of common stock of such intention to dispose of such shares and the proposed terms and conditions thereof. The Company, in the first instance, and the other common stockholders party to the agreement, if any, in the second instance, shall have up to 30 days from the date of such notice to collectively purchase all, but not less than all, of the shares proposed to be disposed of, on the terms set forth in the notice. If the Company and/or such other stockholders do not exercise their rights to purchase all of the subject shares, the selling stockholder shall have the right to sell such shares during the 90-day period following expiration of the aforementioned notice period.

         "Co-Sale" Rights

         If TWS or certain transferees of TWS wish to dispose of shares of common stock having a sales price of $500,000 or more such stockholder(s) must first notify the Company and any other common stockholders of the Company that may become a party to the stockholders agreement, and the other common stockholders will have the right to sell a proportionate number of their shares in the proposed transaction.

         "Drag-Along" Rights

         If one or more of the common stockholders holding shares representing at least 50.1% of the then-outstanding shares of common stock, shall approve a proposal for (i) the sale of capital stock of the Company, (ii) the merger or consolidation of the Company, or (iii) the sale by the Company of all or substantially all of its assets, then TWS and any other stockholder party to the stockholders agreement, upon receipt of notice of any of the foregoing, shall be obligated to (i) sell their shares of common stock (ii) consent to, vote for and raise no objections against such sale, (iii) waive any dissenters' or appraisal or similar rights with respect thereto and (iv) take all necessary action to effect the approved transaction.

         Standstill

         TWS and every other stockholder party to the stockholders' agreement agree not to tender, vote or transfer their shares of common stock in connection with any business combination, merger, acquisition, tender offer or other transaction intended to change control of the Company or acquire or transfer all or substantially all of the Company's assets or a material part thereof, unless approved by the Company's Board. In addition, each stockholder shall covenant not to solicit, negotiate or encourage or provide any information in furtherance of, such a transaction

         Mandatory Offer to Sell

         The stockholders' agreement shall terminate upon the earlier to occur of (a) the closing of an underwritten public offering resulting in gross proceeds to the Company of at least $20,000,000 (b) the closing of the acquisition of the Company by a non-affiliated entity, or (c) January 1, 2008.

         Resales under Rule 144

         Rule 144 under the Securities Act imposes limitations on resales of unregistered securities, such as the common stock currently issued and outstanding. Under Rule 144, the stockholders party to the stockholders' agreement are to hold their securities for one year, after which they will be able to sell their shares in compliance with Rule 144. This restriction is in addition to the sale rights and obligations described above.

         The foregoing provisions will not preclude transfers of shares (i) in compliance with the sale rights and obligations described above, (ii) if the shares have become registered for sale under an effective registration statement, (iii) if the proposed transfer is to a member of the stockholder's immediate family or to an affiliate of the stockholder, provided that the family member or affiliate assume the obligations of the transferring stockholder under the stockholders' agreement.

STOCKHOLDER

         In December 2002, we lent $300,000 to Osprey Investments II, Inc., a Florida corporation and a stockholder. The loan is evidenced by a note maturing on June 30, 2003 with interest at 1% over the prime rate of Citibank, N.A.

SUBCONTRACTOR

         Mr. Garriott, beneficially owns one-third of C. J. L, Inc. ("CJL") In 2001, CJL was paid $180,817 by Midwest Cable for services performed as a subcontractor to Midwest Cable during the years 2000 and 2001. CJL has no current contractual relationship with us.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The exhibits to this report are listed in the Exhibit Index at the end of this report.

(b) During the year ended December 31, 2002, we filed a report on Form 8-K on December 23, 2002 containing information under item 1, item 5 and item 7.

ITEM 14. CONTROLS AND PROCEDURES.

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

(a) Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Although there were no significant deficiencies or material weaknesses, there were some areas where room for improvement was noted and management has committed to improving in these areas. We have adopted many of the formal and informal suggestions of our auditors, VB & H Certified Public Accountants, LLC, and are implementing weekly and monthly checks to assure that these disclosure controls and internal controls stay in place.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            RAKO CAPITAL CORPORATION


Date: March  31, 2003                       By:   /s/ Gary M. Fuchs
                                                  -----------------
                                                  Gary M. Fuchs
                                                  Chief Executive Officer and
                                                  Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                            TITLE                     DATE
       ---------                            -----                     ----

/s/ Larry C. Garriott       Chairman of the Board and Director    March 31, 2003
------------------------
By: Larry C. Garriott

/s/ Gary M. Fuchs           Chief Executive Officer and Director  March 31, 2003
------------------------
By: Gary M. Fuchs

/s/ Lisa A. Trammell        Chief Operating Officer and Director  March 31, 2003
------------------------
By: Lisa A. Trammell

/s/ Randall D. Carney       Chief Financial Officer               March 31, 2003
------------------------
By: Randall D. Carney

                            CERTIFICATION PURSUANT TO
                                18 U.S.C. ss.1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gary M. Fuchs, Chief Executive Officer and director, hereby certify that:

1. I have reviewed this annual report on Form 10-KSB of RAKO Capital
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The Chief Financial Officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Chief Financial Officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Chief Financial Officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003


By: Gary M. Fuchs
    ---------------------------
    Gary M. Fuchs
    Chief Executive Officer and Director

                            CERTIFICATION PURSUANT TO
                                18 U.S.C. ss.1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Randall D. Carney, Chief Financial Officer, hereby certify that:

7. I have reviewed this annual report on Form 10-KSB of RAKO Capital
Corporation;

8. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10. The Chief Executive Officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    d. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    e. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    f. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11. The Chief Executive Officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

    c. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    d. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The Chief Executive Officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 31, 2003


By: /s/ Randal D. Carney
    ---------------------------
    Randall D. Carney
    Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit Number     Description
--------------     -----------

      3            Articles of Incorporation and By-Laws.

      3.1          Articles of Incorporation.(1)

      3.2          By-Laws, as amended.

      10           Material Contracts:

 Exhibit 10.1 Share Exchange Agreement, dated as of January 29, 2003 by and among, RAKO Capital Corporation, a Nevada corporation, Centra Industries, Inc., a Delaware corporation ("Centra") and the stockholders of Centra.(2)

 Exhibit 10.2 Letter Agreement, dated as of December 30, 2003, between Rako Capital Corporation, a Nevada corporation, and Osprey Investments II, Inc., a Florida corporation(2)

 Exhibit 10.3 Plan of Reorganization and Share Exchange Agreement, dated as of January 29, 2003, by and among, Centra, Gregory J. Smith and Paul K. Chavez, and Smith & Co. Surveying Services, Inc., a California corporation(2)

 Exhibit 10.4 Asset Purchase Agreement, dated as of January 30, 2003, between Centra and TWS International, Inc., a Delaware corporation ("TWS")(2)

 Exhibit 10.5 Employment Agreement, dated as of January 1, 2002, between Centra and Larry Garriott(2)

 Exhibit 10.6 Employment Agreement, dated as of January 1, 2002, between Centra and Gary Fuchs(2)

 Exhibit 10.7 Amendment to Employment Agreement, dated as of January 1, 2003 between Centra and Mr. Fuchs(2)

 Exhibit 10.8 Employment Agreement, dated as of January 1, 2002, between Centra and Lisa Trammell (formerly Lisa Rodriguez)(2)

 Exhibit 10.9 Employment Agreement, dated as of January 1, 2002, between Centra and Randall Carney(2)

 Exhibit 10.10 Employment Agreement, dated as of July 9, 2002, between Centra and Larry Otterstein(2)

 Exhibit 10.11 Amendment to Employment Agreement, dated as of January 1, 2003, between Centra and Mr. Otterstein(2)

 Exhibit 10.12     Centra Industries, Inc. 2002 Stock Option Plan(2)

 Exhibit 10.13     Centra Industries, Inc. 2002 Employee Stock Purchase Plan(2)

 Exhibit 10.14     Centra Industries, Inc. Incentive Bonus Plan(2)

 Exhibit 10.15 Consulting Agreement, dated May 2, 2002, between Centra and DCD Consulting LLC(2)

 Exhibit 10.16 General Lease dated as of May 1, 2002, between L&B Investments and Midwest Cable Communications of Arkansas, Inc.(2)

 Exhibit 10.17 Secured Promissory Note in the aggregate principal amount of $110,141.66 issued to Trammel Directional Boring, Inc. ("TDB") by The First National Bank of Springdale ("FNB of Springdale"), dated December 29, 2000(3)

 Exhibit 10.18 Security Agreement, dated December 29, 2000, between TDB and FNB of Springdale(3)

 Exhibit 10.19 Guaranty by Ms. Trammell to FNB of Springdale, dated December 29, 2000(3)

 Exhibit 10.20 Commercial Loan and Security Agreement, dated as of November 4, 1999, between Midwest Cable and First Financial Bank ("FFB")(3)

 Exhibit 10.21     Guaranty by Bonnie Capwell to FFB, dated November 4, 1999(3)

 Exhibit 10.22 Promissory Note in the aggregate principal amount of $25,401.00 issued to FFB by Midwest Cable, dated November 4, 1999(3)

 Exhibit 10.23 Promissory Note in the aggregate principal amount of $475,103.57 issued to Regions Bank ("Regions") by Smithwell Directional Boring, Inc. ("Smithwell"), dated April 5, 2001(3)

 Exhibit 10.24 Commercial Security Agreement, dated as of April 5, 2001, between Regions and Smithwell(4)

 Exhibit 10.25 Business Loan Agreement, dated as of April 25, 2001, between Smithwell and Regions(4)

 Exhibit 10.26 Multipurpose Note and Security Agreement, dated October 26, 2001, by and among, Centra, Larry Garriott and The Bank of Fayetteville ("Bank of Fayetteville")(3)

 Exhibit 10.27 Loan Agreement, by and among Centra, Mr. Garriott and Bank of Fayatteville(3)

 Exhibit 10.28 Promissory Note in the aggregate principal amount of $296,138.75 issued to First Security Bank ("First Security") by Midwest Cable on August 23, 2000(3)

 Exhibit 10.29 Guaranty by Bonnie Capwell to First Security, dated August 23, 2000(3)

 Exhibit 10.30 Security Agreement, dated as of August 23, 2000, between First Security and Midwest Cable(3)

 Exhibit 10.31 Security Agreement - Conditional Sale Contract, dated August 16, 1999, between Midwest Cable and Vemeer Sales and Services, Inc.(3)

 Exhibit 10.32 Master Lease Agreement, by and between Sierracities.com, Inc. ("Sierra cities.com"), and GTS/HDD, Inc. ("GTS/HDD") and Master Lease Schedule(3)

 Exhibit 10.33 Personal Guaranty by Bonnie Capwell and Larry Garriott to Sierracities.com(3)

 Exhibit 10.34     Corporate Guaranty by Midwest Cable to Sierracities.com(3)

 Exhibit 10.35 Promissory Note issued to Regions by GTS/HDD in the aggregate principal amount of $250,000, dated on December 28, 2000(3)

 Exhibit 10.36 Commercial Security Agreement, dated December 28, 2000, between Regions and GTS/HDD(3)

 Exhibit 10.37 Promissory Note issued to Regions by Midwest Cable in the aggregate principal amount of $116,235, dated March 13, 2002(3)

 Exhibit 10.38 Commercial Security Agreement, dated March 13, 2001, between Midwest Cable and Regions(3)

 Exhibit 10.39     Commercial Guaranty by Bonnie Capwell to Regions(3)

 Exhibit 10.40 Business Loan Agreement, dated March 13, 2001, between Midwest Cable and Regions(3)

 Exhibit 10.41 Master Construction Agreement, dated as of October 1, 2000, between TCA Cable d/b/a Cox Communications and Midwest Cable(3)

 Exhibit 10.42 Master Construction Service Agreement, dated as of December 13, 2002, between NIFTI, LLC, a Nevada LLC ("NIFTI") and Midwest Cable(3)

 Exhibit 10.43 Subcontract Agreement, dated as of December 9, 2002 by and between Midwest Cable and Vision Splicing(3)

 Exhibit 10.44 Subcontract Agreement, dated as of September 16, 2002 by and between Midwest Cable and All Terraine Directional Borinq, Inc.(3)

 Exhibit 10.45 Subcontract Agreement, dated as of September 16, 2002 by and between Midwest Cable and Razorback Boars, LLC(3)

 Exhibit 10.46 Subcontract Agreement, dated as of September 18, 2002 by and between Midwest Cable and Central U.S. Underground Utilities(3)

 Exhibit 10.47 Subcontract Agreement, dated as of September 17, 2002 by and between Midwest Cable and Tria's Communication, Inc.(3)

 Exhibit 10.48 Subcontract Agreement, dated as of September 17, 2002 by and between Midwest Cable and Nelson Utility Construction, Inc.(3)

 Exhibit 10.49 Securities Purchase Agreement, dated as of February 5, 2003, by and among Registrant, Centra and Stanford Venture Capital Holdings, Inc., a Delaware Corporation ("SVCH")(2)

 Exhibit 10.50 Stockholders Agreement, dated as of February 7, 2003, between Registrant and TWS

 Exhibit 10.51 Registration Rights Agreement, dated as of February 7, 2003, between Registrant and TWS

 Exhibit 10.52 Registration Rights Agreement, dated as of February 7, 2003, between Registrant and SVCH

 Exhibit 10.53 Warrant to purchase 210,330 shares of Common Stock issued to SBCH on February 7, 2003

 Exhibit 10.54 Warrant to purchase 210,330 shares of Common Stock issued to SVCH on February 10, 2003

      21           Subsidiaries of the Registrant.

                   Centra Industries, Inc., a Delaware corporation, is a subsidiary of RAKO Capital Corporation.

                   Midwest Cable of Arkansas, Inc., a Delaware corporation, is a subsidiary of Centra Industries, Inc.

                   Razorback Acquisition Corp., a Delaware corporation, is a subsidiary of Centra Industries, Inc.

                   Centra Wireless Construction, Inc., a Delaware corporation, is a subsidiary of Centra Industries, Inc.

                   Smith & Co. Surveying Services, Inc., a California corporation, is a subsidiary of Centra Industries, Inc.

                   Centra Wireless Solutions, Inc., a Delaware corporation, is a subsidiary of Centra Industries, Inc.

                   Centra Leasing, Inc., a Delaware corporation, is a subsidiary of Centra Industries, Inc.

                   Centra Aviation, Inc., a Delaware corporation is a subsidiary of Centra Industries, Inc.

      23           Consent of Independent Certified Public Accountant.

     99.1          Section 906 CEO Certification.

     99.2          Section 906 CFO Certification.

     (1) Previously filed and incorporated herein by reference to our Current Report on Form 10-KSB for the Fiscal Year ended December 31, 2001, filed with the Securities and Exchange Commission on March 22, 2002.

     (2) Previously filed and incorporated herein by reference to our Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 6, 2003.

     (3) Previously filed and incorporated herein by reference to our Current Report on Amendment No. 1 to Form 8-K, filed with the Securities and Exchange Commission on February 27, 2003.

                            RAKO CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                                TABLE OF CONTENTS


                                                                  PAGE NO.
                                                                  --------
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORTS                F2 and F-3

         FINANCIAL STATEMENTS

         Balance Sheets                                             F-4

         Statements of Operations                                   F-5

         Statements of Cash Flows                                   F-6

         Statements of Changes in Shareholders' Equity              F-7

         Notes to Consolidated Financial Statements          F-8 through F-12

             [Letterhead of VB&H Certified Public Accountants, LLC]

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT



To the   Board of Directors of
RAKO Capital Corporation


We have audited the balance sheet of RAKO Capital Corporation (a development stage Company) as of December 31, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of RAKO Capital Corporation as of December 31, 2001 and from inception on October 9, 1968 through December 31, 2001, were audited by other auditors whose report dated February 14, 2002, on those statements included an explanatory paragraph qualifying their opinion as to the Company as a going concern because it was a development stage Company with no significant operating revenues. This was more fully discussed in Note 3 to the financial statements.

We conducted our audit in accordance with U. S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RAKO Capital Corporation as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with U. S. generally accepted accounting principles.


/s/ VB&H Certified Public Accountants, LLC

New York, NY
March 18, 2003

                      [Letterhead of HJ & Associates, LLC]







                           INDEPENDENT AUDITORS REPORT


To the Board of Directors
Rako Capital Corporation
(A Development Stage Company)
Fayetteville, AR 72701


We have audited the accompanying balance sheet of Rako Capital Corporation (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders" equity (deficit) and cash flows for the year ended December 31, 2001 and from inception on October 9, 1968 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rako Capital Corporation (a development stage company) as of December 31, 2001 and the results of its operations and its cash flows for the year ended December 31, 2001and from inception on October 9, 1968 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage company with no significant operating revenues through December 31, 2001, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
February 14, 2002

                            RAKO CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                     ASSETS


                                                                2002         2001
                                                             ---------    ---------
TOTAL ASSETS                                                 $      --    $      --
                                                             =========    =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable                                        $      --    $   1,470
                                                             ---------    ---------

     TOTAL LIABILITIES                                              --        1,470
                                                             ---------    ---------

SHAREHOLDERS' EQUITY

     Common stock; $0.001 par value; 50,000,000
     shares authorized; 2,405,868 shares and
     2,525,030 shares issued and outstanding at
     December 31, 2002 and 2001,respectively                     2,406        2,525

     Preferred stock; $0.001 par value;
     20,000,000 shares authorized; no shares
     outstanding                                                  --           --

     Additional paid-in-capital                                110,753      100,358

     (Deficit) accumulated during the development stage       (113,159)    (104,353)
                                                             ---------    ---------

     TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                           --       (1,470)
                                                             ---------    ---------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)           $      --    $      --
                                                             =========    =========


                            See accompanying notes.

                            RAKO CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                       AND
            FOR THE PERIOD FROM OCTOBER 9, 1968 TO DECEMBER 31, 2002




                                                                                        FROM
                                                                                    OCT. 9, 1968
                                                                                         TO
                                                          2002           2001       DEC. 31, 2002
                                                       -----------    -----------   -------------
Revenue                                                $        --    $        --    $        --
                                                       -----------    -----------   -------------

Costs and Expenses                                           8,806          4,803        113,159
                                                       -----------    -----------   -------------

Net (Loss)                                             $    (8,806)   $    (4,803)   $  (113,159)
                                                       ===========    ===========   =============

Basic (Loss) Per Common Share                          $     (0.00)   $     (0.00)       N/A
                                                       ===========    ===========   =============

Weighted Average Number Of Common Shares Outstanding     3,983,363      1,999,003        N/A
                                                       ===========    ===========   =============

                            See accompanying notes.

                            RAKO CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                       AND
            FOR THE PERIOD FROM OCTOBER 9, 1968 TO DECEMBER 31, 2002


                                                                                       FROM
                                                                                   OCT. 9, 1968
                                                                                        TO
                                                              2002        2001     DEC. 31, 2002
                                                           ---------    ---------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                 $  (8,806)   $  (4,803)   $(113,159)
    Adjustments to reconcile net (loss) to net cash
      (used) by operating activities:
      Stock issued for services                                   --           --       60,000
      (Decrease) increase in accounts payable                 (1,470)       1,132       25,000
                                                           ---------    ---------    ---------

    NET CASH (USED) BY OPERATING ACTIVITIES                  (10,276)     (3,671)      (28,159)
                                                           ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES                              --           --           --
                                                           ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of common stock for cash                             --           --        5,636
    Contribution                                                  --           --        9,522
       Expenses paid by related party                         10,276        3,671       13,001
                                                           ---------    ---------    ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                 10,276        3,671       28,159
                                                           ---------    ---------    ---------

Net (decrease) increase in cash                                   --           --           --

Cash at beginning of period                                       --           --           --
                                                           ---------    ---------    ---------

CASH AT END OF PERIOD                                      $      --    $      --    $      --
                                                           =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION

Common stock issued for services                           $      --    $      --    $  60,000

Common stock issued for mining claims                      $      --    $      --    $  25,000

Common stock issued for conversion of debt-related party   $      --    $   2,725    $   2,725

                            See accompanying notes.

                            RAKO CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEARS ENDED DECEMBER 31, 2002




                                                                               Additional                          Total
                                             Outstanding       Common            Paid-In        Retained        Stockholders'
                                                Shares          Stock            Capital        (Deficit)          Equity
                                            -------------    -------------    -------------    -------------    -------------
Balance, January 1, 2000                        1,025,030    $       1,025    $      95,466    $     (96,579)   $         (88)

Expenses paid by related party                         --               --            2,721               --            2,721

Net (loss)                                             --               --               --           (2,971)          (2,971)
                                            -------------    -------------    -------------    -------------    -------------

Balance, December 31, 2000                      1,025,030            1,025           98,187          (99,550)            (338)
                                            -------------    -------------    -------------    -------------    -------------

Common stock issued to related
   party for conversion of debt
   at $0.0018 per share                         1,500,000            1,500            1,225               --            2,725

Expenses paid by related party                         --               --              946               --              946

Net (loss)                                             --               --               --           (4,803)          (4,803)
                                            -------------    -------------    -------------    -------------    -------------

Balance, December 31, 2001                      2,525,030    $       2,525    $     100,358    $    (104,353)   $      (1,470)
                                            -------------    -------------    -------------    -------------    -------------

Common stock issued to related
   party for conversion of debt at $0.001
   per share                                    2,500,000            2,500               --               --            2,500

Expenses paid by related party                         --               --            7,776               --            7,776

Cancel 2,619,162 shares                        (2,619,162)          (2,619)           2,619               --               --

Net (loss)                                             --               --                            (8,806)          (8,806)
                                            -------------    -------------    -------------    -------------    -------------

Balance, December 31, 2002                      2,405,868    $       2,406    $     110,753    $    (113,159)   $          --
                                            =============    =============    =============    =============    =============


                            See accompanying notes.

                            RAKO CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATMENTS


1.      The Company and Nature of Operations

        RAKO Capital Corporation (Company) was incorporated in Nevada on June 21, 2001 as the successor to an Idaho corporation of the same name. From 1968, the Company has been a development stage company with no assets, no equity and no operations.

        In January 2003, the Company engaged in several share exchanges, which are set out in the Subsequent Events footnote.


2.      Significant Accounting Policies

        Accounting Principles
        The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The Company uses the accrual method of accounting for book and tax reporting (see "Income Taxes"). The Company's year end is December 31.

        Estimates and Assumptions
        Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from these estimates and assumptions.

        Income Taxes
        At December 31, 2002, the Company has net operating loss carry forwards of approximately $22,600 that may be offset against future taxable income through 2022. No tax benefit has been reported in the financial statements because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation account of the same amount.

        The income tax benefit differs from the amount computed at federal statutory rates as follows:

                                                     For the Years Ended
                                                         December 31,
                                                    2002              2001
                                                -------------     ------------
        Income tax benefit at statutory rate         $ 3,300          $ 1,824
        Change in valuation allowance                 (3,300)          (1,824)
                                                -------------     ------------
                                                     $     -          $     -
                                                =============     ============

        Deferred tax assets (liabilities) are comprised of the following:

                                                     For the Years Ended
                                                         December 31,
                                                    2002              2001
                                                -------------     ------------
        Income tax benefit at statutory rate         $ 8,600          $ 5,244
        Change in valuation allowance                 (8,600)          (5,244)
                                                -------------     ------------
                                                     $     -          $     -
                                                =============     ============

        Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry

                            RAKO CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATMENTS


        forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

        Basic (Loss) Per Common Share
        Basic (loss) per common share has been computed by dividing the respective numerator by the weighted average number of common shares outstanding during the periods.

        Recently Issued Accounting Standards

        In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No.141, requires all business combinations be accounted for using the purchase method. This Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The Company intends to apply this Statement, as the case may require.

        In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142, no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment. The Company will adopt the provisions of SFAS No. 142, as the case may require.


3.      Shareholders' Equity

        In 2002, the Company issued 2,500,000 shares to convert $2,500 of related party debt to equity at par.

        In 2002, the Company received 2,619,162 shares for cancellation from its majority shareholder.

        In 2002, the Company received $7,776 for expenses paid by a related party.

        In 2001, the Company issued 1,500,000 shares to convert $2,725 of related party debt to equity at approximately $0.0018 per share.

        In 2001, the Company received $946 for expenses paid by a related party.


4.      Subsequent Events

        RAKO/Centra Exchange

        Effective January 29, 2003, the Company entered into a share exchange agreement with Centra Industries, Inc. (Centra) and certain shareholders of Centra pursuant to which the Company issued 14,893,716 shares of its common stock, representing approximately 86.1% of the Company's outstanding common stock immediately following such issuance, to the shareholders in exchange for 14,893,716 shares of the issued and outstanding common stock of Centra, representing approximately 98.3% of the then issued and outstanding shares of Centra common stock (the "RAKO/Centra Exchange"). As a result of the RAKO/Centra Exchange, Centra became the Company's subsidiary.

        In the RAKO/Centra Exchange, Centra shareholders own approximately 86% of the Company's common stock and the continuing business of the Company will be that of Centra. As a result, the accounting for this combination will recognize the combination as a "reverse takeover" and will follow by combining the net assets ($0) of the Company with the net assets of Centra from the effective date of the transaction forward.

                            RAKO CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATMENTS


        The following pro forma balance sheet reflects the transaction as if it had occurred at December 31, 2002:

                            RAKO CAPITAL CORPORATION
                                       AND
                     CENTRA INDUSTRIES INC. AND SUBSIDIARIES
         PRO FORMA SUMMARY COMBINED BALANCE SHEET AFTER REVERSE TAKEOVER
                                DECEMBER 31, 2002
                                   (Unaudited)

                                                                    Centra
                                                   Rako         Industries Inc        Adjustments
                                                 Capital              And                 and
                                               Corporation       Subsidiaries         Eliminations        Combined
                                              ---------------   ----------------     ---------------   ----------------
                                                           Assets
Total current assets                          $           --    $     3,068,608                        $     3,068,608
Fixed assets, net                                         --          9,255,203                              9,255,203
Other assets                                              --            807,000                                807,000
                                              ---------------   ----------------     ---------------   ----------------

              Total assets                    $           --    $    13,130,811      $           --    $    13,130,811
                                              ===============   ================     ===============   ================

                                              Liabilities & Shareholders' Equity

Total current liabilities                     $           --    $     7,817,326                            $ 7,817,326
Long-term liabilities                                     --          4,676,263                              4,676,263
Shareholders' equity
        Common stock                                   2,406                151  1)          (2,406)            17,300
                                                                                 2)            (151)
                                                                                 3)          17,300
        Preferred stock                                   --                 --                                     --
        Additional paid-in-capital                   110,753             15,325  1)        (110,753)               149
                                                                                 2)             149
                                                                                 3)         (17,300)
                                                                                 3)           1,975
        Retained earnings                           (113,159)           621,746  1)         113,159            619,771
                                                                                 3)          (1,975)
                                              ---------------   ----------------     ---------------   ----------------
              Sub total                                   --            637,222                  (2)           637,220
        Minority interest                                 --                 --  2)               2                  2
                                              ---------------   ----------------     ---------------   ----------------
              Total shareholders' equity                  --            637,222                  --            637,222
                                              ---------------   ----------------     ---------------   ----------------
Total Liabilities & Shareholders' Equity      $           --    $    13,130,811      $           --    $    13,130,811
                                              ===============   ================     ===============   ================

1.) Eliminate the common stock, additional paid-in capital and retained deficit of RAKO.

2.) Eliminate Centra's common stock (in anticipation of entry #3) and to set up minority interest for a shareholder who remains a shareholder of Centra.

3.) Record number of shares outstanding after the combination at par value per RAKO's certificate of incorporation, transferring the needed par value from additional paid-in capital and charging the additional $1,975 to retained earnings.

        TWS International, Inc.

        On February 7, 2003, the Company purchased certain assets of TWS International, Inc. (TWS)

                            RAKO CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATMENTS


        solely for 4,416,924 shares of the Company's common stock. The Company valued the transaction at $10,500,000 and intends to allocate the purchase price among TWS's tangible assets ($725,400), identifiable intangibles ($5,774,600) and goodwill ($4,000,000). The purchase consideration takes into account the existing potential under TWS's Master Contracts with a number of well established wireless communications companies. No work/purchase orders are currrently in hand. For tax purposes, the Company intends to amortize the goodwill over 15 years.

        Smith & Co. Surveying Servies, Inc.

        Effective January 29, 2003, the Company acquired all of the outstanding capital stock of Smith & Co. Surveying Services, Inc. (Smith) solely in exchange for shares of the Company. The Company issued 1,200,000 shares valued at $2.50 per share or $3,000,000, acquiring net assets with a fair value of $1,200,000 including $600,000 assigned to Smith's "library of drawings and information" (an identifiable intangible asset) and goodwill of $1,800,000. For tax purposes, the Company intends the acquisition to qualify as a tax-free reorganization.

        Razorback Acquisition Corp.

        On January 29, 2003 the Company issued 10,000 common shares, valued at $2.50 per share, or $25,000, to acquire the corporate entity, Razorback Acquisition Corp. (Razorback). Razorback had no material net assets. The Company intends to record its investment as goodwill. For tax purposes, the Company intends the acquisition to qualify as a tax-free reorganization.

        Pro Forma Combined Summary Statement of Operations

        The following Summary Statement includes information for each of above Companies as if they had been combined from January 1, 2002:

               PRO FORMA COMBINED SUMMARY STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                   (Unaudited)

                                RAKO               TWS
                              CAPITAL         INTERNATIONAL
                            CORPORATION    -1)     INC.      -2)     SMITH             RAZORBACK          COMBINED
                           ---------------    ---------------   ----------------     ---------------   ----------------
Revenue                       $21,497,018            -              $ 1,275,172         $ 2,584,169        $25,356,359
Gross Profit                    5,281,130            -                  526,654           1,813,402          7,621,186
Net (Loss) Income              (1,418,571)           -                   24,492             (91,866)        (1,485,945)

Basic (Loss) Per
        Common Share              -                  -                 -                    -                  $ (0.06)

Weighted Average
        Common Shares
         Outstanding              -                  -                 -                    -               23,347,168

(1- RAKO's summary information is that of Centra Industries, Inc. and Subsidiaries for the year ended December 31, 2002 as the continuing entity following the accounting for a "reverse takeover."

(2- No pro forma information is provided for TWS as the Company has only acquired certain assets and the potential for future revenue from Master Contracts.

        Stanford Venture Capital Holdings, Inc.

        On February 5, 2003, the Company entered into a securities purchase agreement with Stanford Venture

                            RAKO CAPITAL CORPORATION
                          NOTES TO FINANCIAL STATMENTS


        Capital Holdings, Inc. (Stanford) whereby Stanford agreed to purchase 841,319 shares of the Company's common stock together with 841,319 warrants, exercisable at $2.50 per share, for $2,000,000. The purchase price is payable in two equal tranches of $1,000,000 in February 2003 (already received by the Company) and in April 2003. The warrants are immediately exercisable and may be exercised, in whole or in part, and from time to time for a period of 5 years. To date, no warrants have been exercised.

                     CENTRA INDUSTRIES INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                    PAGE NO.
                                                                    --------
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT                      F-14

         CONSOLIDATED FINANCIAL STATEMENTS

         Balance Sheets                                               F-15

         Statements of Operations                                     F-16

         Statements of Cash Flows                                F-17 and F-18

         Statements of Changes in Shareholders' Equity                F-19

         Notes to Consolidated Financial Statements            F-20 through F-33

             [Letterhead of VB&H Certified Public Accountants, LLC]

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT



To the Board of Directors of
Centra Industries Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Centra Industries Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with U. S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centra Industries Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended in conformity with U. S. generally accepted accounting principles.




/s/ VB&H Certified Public Accountants, LLC



New York, NY
March 18, 2003

                     CENTRA INDUSTRIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                     ASSETS

                                                                           2002          2001
                                                                       -----------   -----------
CURRENT ASSETS
     Cash and cash equivalents                                         $    14,014   $   518,251
     Marketable securities, at fair value                                    2,130         3,238
     Accounts receivable, less allowance for doubtful accounts
        of $558,888 and $358,655 in 2002 and 2001, respectively          1,612,396     1,791,368
     Due from shareholders                                                  79,607        96,963
     Due from employees                                                     67,905         8,774
     Advances to sub-contractors                                             8,892        12,379
     Prepaid expenses                                                      233,870       214,753
     Income tax receivable                                                 826,239       333,239
     Deferred tax receivable                                               223,555            --
                                                                       -----------   -----------
     TOTAL CURRENT ASSETS                                                3,068,608     2,978,965
                                                                       -----------   -----------
FIXED ASSETS, net of accumulated depreciation of $3,110,113
     and $1,688,914 at December 31, 2002 and 2001, respectively          9,255,203     9,703,473
                                                                       -----------   -----------
Note receivable-building                                                   457,000            --
Note receivable - Osprey                                                   300,000            --
Deposits                                                                    50,000            --
                                                                       -----------   -----------
TOTAL ASSETS                                                           $13,130,811   $12,682,438
                                                                       ===========   ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft                                                    $   211,454   $        --
     Accounts payable                                                    3,557,326     1,231,124
     Accrued liabilities                                                 1,419,971     1,243,761
     Deferred revenue                                                      396,000            --
     Lines of credit                                                       549,698       849,256
     Current portion of long-term debt                                   1,371,474     2,200,806
     Current portion of capital lease obligations                          307,741       442,552
     Deferred tax liability                                                     --       123,452
     Security Deposit                                                        3,662            --
                                                                       -----------   -----------
     TOTAL CURRENT LIABILITIES                                           7,817,326     6,090,951
                                                                       -----------   -----------
Long-term debt, net of current portion                                   3,070,297     3,590,102
Capital lease obligations, net of current portion                           42,847       246,028
Deferred tax liability                                                   1,563,119       699,564
Commitments and contingencies
                                                                       -----------   -----------
     TOTAL LIABILITIES                                                  12,493,589    10,626,645
                                                                       -----------   -----------
SHAREHOLDERS' EQUITY
     Common stock; $0.00001 par value; 50,000,000 shares authorized;
     15,143,716 shares issued and outstanding at December 31, 2002
     and 2001, respectively                                                    151           151
     Additional paid-in-capital                                             15,325        15,325
     Retained earnings                                                     621,746     2,040,317
                                                                       -----------   -----------
     TOTAL SHAREHOLDERS' EQUITY                                            637,222     2,055,793
                                                                       -----------   -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                               $13,130,811   $12,682,438
                                                                       ===========   ===========


                            See accompanying notes.

                     CENTRA INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                   2002               2001
                                                                ------------      ------------
Revenue                                                         $ 21,497,018      $ 21,194,051
                                                                ------------      ------------
Costs and Expenses:
     Cost of revenue                                              16,215,888        16,666,932
     General and administration                                    6,250,778         3,937,741
     Depreciation                                                     70,911            25,015
     Interest                                                        467,064           502,061
                                                                ------------      ------------
Total Costs and Expenses                                          23,004,641        21,131,749
                                                                ------------      ------------
Operating (Loss) Income                                           (1,507,623)           62,302
                                                                ------------      ------------
Other Income (Expense):
     Interest and dividends                                           22,166            10,830
     (Loss) on the sale of property and equipment                    (29,945)         (185,021)
     (Loss) on the sale of investments                                     -          (194,399)
     Management fees                                                  80,000                 -
     Rental income                                                    41,392                 -
     Change in unrealized (loss) gain on investments                  (1,013)          148,509
                                                                ------------      ------------
         Total other income (expense)                                112,600          (220,081)
                                                                ------------      ------------
(Loss) Before Income Taxes                                        (1,395,023)         (157,779)
Provision For Income Taxes                                            23,548            60,325
                                                                ------------      ------------
Net (Loss)                                                      $ (1,418,571)       $ (218,104)
                                                                ============      ============
Basic (Loss) Per Common Share                                        $ (0.09)          $ (0.01)
                                                                ============      ============
Weighted Average Number Of Common Shares Outstanding              15,143,716        14,838,458
                                                                ============      ============



                            See accompanying notes.

                     CENTRA INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                            2002             2001
                                                                      ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                               $ (1,418,571)      $ (218,104)
    Adjustments to reconcile net (loss) to net cash
      provided by operating activities:
      Provision for allowance for doubtful accounts                           271,392          304,759
      Stock based compensation                                                      -            5,000
      Depreciation and amortization                                         1,126,735          929,875
      Change in unrealized (gains) losses on investments                        1,108         (148,509)
      (Loss) on the sale of investments                                             -          194,399
      (Loss) on the sale of property and equipment                             29,945          182,802
      Deferred taxes                                                          740,103          203,987
    Changes in operating assets and liabilities:
      Accounts receivable                                                     (92,420)        (795,894)
      Prepaid expenses                                                        (19,117)         (97,894)
      Income tax receivable                                                  (493,000)        (333,239)
      Deferred tax receivable                                                (223,555)               -
      Bank overdraft                                                          211,454                -
      Accounts payable                                                      2,326,202          708,257
      Accrued liabilities                                                     176,210          757,923
      Deferred revenue                                                        396,000                -
      Income taxes payable                                                          -         (527,144)
      Security deposit                                                          3,662                -
                                                                      ---------------- ----------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                               3,036,148        1,166,218
                                                                      ---------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                                       (594,841)        (783,499)
    Proceeds from sale of property and equipment                              175,178            3,147
    Sales of marketable securities                                                  -          262,198
    Note receivable - Osprey                                                 (300,000)               -
    Deposits                                                                  (50,000)               -
    Repayment from shareholders, net                                           17,356          116,509
    Repayment from (advances to) employees                                    (59,131)          47,436
    Repayment from subcontractors                                               3,487           59,451
                                                                      ---------------- ----------------
    NET CASH (USED) IN INVESTING ACTIVITIES                                  (807,951)        (294,758)
                                                                      ---------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    (Repayments) Advances from lines of credit                               (299,558)         560,256
    Advances of long-term debt                                                      -          788,009
    Repayments of long-term debt                                           (1,978,634)      (1,783,296)
    Repayments of capital lease obligations                                  (454,242)        (424,743)
    Repayments on margin loan                                                       -         (222,767)
    Distributions                                                                   -         (890,443)
                                                                      ---------------- ----------------
    NET CASH (USED) IN FINANCING ACTIVITIES                                (2,732,434)      (1,972,984)
                                                                      ---------------- ----------------

Net (decrease) in cash and cash equivalents                                  (504,237)      (1,101,524)

Cash and cash equivalents at beginning of period                              518,251        1,619,775
                                                                      ---------------- ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 14,014        $ 518,251
                                                                      ================ ================



                            See accompanying notes.

                     CENTRA INDUSTRIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                        2002         2001
                                                                     ----------   ----------
SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION
Cash paid during the years for:
     Interest                                                        $  480,097   $  527,926
     Incomes taxes                                                   $       --   $  716,721
Non-cash investing and financing activities:
     Equipment acquired under notes payable and capital
         lease obligations                                           $  745,747   $3,745,846
     Notes payable and capital lease obligations retired
         through assets trade-ins                                    $       --   $  407,798
     Notes receivable on sale of building                            $  457,000   $       --

                            See accompanying notes.

                     CENTRA INDUSTRIES INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                           Outstanding Shares      Common Stock
                                           ------------------      ------------   Additional                         Total
                                               Par Value            Par Value       Paid-In        Retained      Shareholders'
                                                $0.00001             $0.00001       Capital        Earnings          Equity
                                           ------------------      ------------   ----------     -----------     -------------
Balance, January 1, 2001                       14,415,441              $ 144       $ 10,332      $ 3,148,864      $ 3,159,340
Issuance of shares
    in exchange for services                      478,275                  5          4,995                -            5,000
Issuance of shares now
    subject to recall and
    cancellation                                  250,000                  2             (2)               -                -
Shareholder distributions                               -                  -              -         (890,443)        (890,443)
Net (loss)                                              -                  -              -         (218,104)        (218,104)
                                           ------------------      ------------   ----------     -----------     -------------
Balance, December 31, 2001                     15,143,716              $ 151       $ 15,325      $ 2,040,317      $ 2,055,793
                                           ------------------      ------------   ----------     -----------     -------------
Net (loss)                                              -                  -              -       (1,418,571)      (1,418,571)
                                           ------------------      ------------   ----------     -----------     -------------
Balance, December 31, 2002                     15,143,716              $ 151       $ 15,325        $ 621,746        $ 637,222
                                           ==================      ============   ==========     ===========     =============




                            See accompanying notes.

                     CENTRA INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   The Company And Nature of Operations

     The consolidated financial statements include the accounts of Centra Industries Inc. (Centra) and its Subsidiaries (Company). In the year 2000 and through July 2001, there were four separate corporations that were all related through common family ownership and common management, and were all in the same business of providing infrastructure construction services through horizontal directional boring, trenching and cable laying activities. In July 2001, the separate corporations engaged in a tax-free transaction and through various steps were merged into one unit, which then became a subsidiary of Centra. Centra was organized as a Delaware corporation on July 27, 2001 to become the parent of the four separate companies, which were merged together. The result of the reorganization is accounted for as the recapitalization of the individual corporations as if the transaction had occurred at the beginning of 2000.

     The Company, through its subsidiaries, is engaged in the single-line business of infrastructure construction. The Company provides specialized contracting services to the telecommunications and cable television industries.

2.   Significant Accounting Policies

     Accounting Principles
     The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The Company uses the accrual method of accounting for book and tax reporting (see "Income Taxes"). The Company's year end is December 31.

     Principles of Consolidation
     The consolidated financial statements include the accounts of Centra and its Subsidiaries (Company). All material intercompany transactions and balances have been eliminated.

     Estimates and Assumptions
     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from these estimates and assumptions.

     Revenue and Cost Recognition
     The Company bills customers weekly based upon the work performed, which is specifically identified and pursuant to the terms of contracts. Cost of revenue includes direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and depreciation. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in estimated job profitability resulting from job performance, job conditions, contract penalty provisions, claims, change orders and settlements are accounted for as changes in estimates in the current period.

     Accounts Receivables
     The Company, in the normal course of business, extends credit to customers on an uncollateralized basis. At year-end and during the year, management systematically reviews outstanding accounts receivable, as well as past bad debt write-offs, and considers, among other factors, known troubled

                     CENTRA INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     accounts, historical experience, and other currently available evidence to establish an allowance for doubtful accounts for uncollectible amounts. Activity in the allowance for doubtful accounts is as follows:

                          Beginning       Charges to Costs
                           Balance          and Expenses            Write-offs      Ending Balance
                          ---------       ----------------          ----------      --------------
          2002            $ 358,655          $ 295,134               $ 94,901          $ 558,888
          2001            $  53,896          $ 304,759               $      -          $ 358,655

     At December 31, 2002 and 2001 accounts receivable included retainage of $145,612 and $234,598 respectively.

     Advertising Costs
     Advertising costs are expensed as incurred. Advertising expense was $54,902 and $39,864 in 2002 and 2001, respectively.

     Income Taxes
     Income taxes are recorded in accordance with SFAS No. 109 (SFAS No. 109), Accounting for Income Taxes. This statement requires, among other things, the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting basis and tax basis of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized. When certain items of income and expense are not reported in tax returns and financial statements in the same year, the tax effect of this difference is reported as deferred income taxes. These temporary differences relate principally to depreciation and the effects of accrual accounting for financial reporting purposes versus cash basis accounting for tax reporting purposes.

     From January 1, 2001 to July 27, 2001, three of the separate corporations that were included in the reorganization, with the consent of their respective shareholders, elected under the Internal Revenue Code, and similar state statutes, to be treated as "S" corporations. In lieu of corporate income taxes, the shareholders were taxed on their proportionate share of the corporations' taxable income. Accordingly, no provision or liability for federal and states income taxes, for these corporations, has been included in the accompanying financial statements for the period from January 1, 2001 to July 27, 2001. As a result of the merger on July 27, 2001, the companies' "S" corporation status was automatically terminated and the companies became taxable entities. The Company has provided a provision for federal and states income taxes on the taxable incomes reported by these entities for the period from July 28, 2001 to December 31, 2001.

     Fixed Assets
     Fixed assets are recorded at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, ranging from 5-40 years in 2002 and 2001. Upon sale or

                     CENTRA INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     retirement, asset cost and its related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is recognized in income. Additions, improvements and expenditures for repairs and maintenance that are material in nature and significantly add to the productivity or extend the economic life of assets are capitalized. Any immaterial amounts or amounts incurred as recurring expenditures for repairs are charged to expense.

     Cash and Cash Equivalents
     For purposes of reporting cash flows, cash and cash equivalents include operating checking accounts and money market accounts at depository institutions.

     The Company has cash balances in a bank in excess of the maximum amount insured by the FDIC at December 31, 2001.

     Fair Value of Financial Instruments
     Substantially all of the Company's financial assets and liabilities are carried at fair value or contracted amounts, which approximate fair value.

     Basic (Loss) Earnings Per Common Share
     Basic (loss) earnings per common share have been computed by dividing the respective numerator by the weighted average number of common shares outstanding during the periods.

3.   Investments in Marketable Securities

     In accordance with Statement of Financial Accounting Standards No.115 (SFAS No. 115), Accounting for Certain Investments in Debt and Equity Securities, companies are required to classify each of their investments into one of three categories, with different accounting for each category. At December 31, 2002 and 2001, management has classified all of their marketable securities, which consist of equity securities, as trading securities, which are reported at fair market value, with unrealized gains and losses included in earnings and reported as they arise. Gains or losses on sale of securities are recognized on a specific identification basis. The Company's investment in marketable securities for the years ended December 31, 2002 and 2001 is summarized as follows:

                                                                                 Included In Statements of Operations
                                                                                 ------------------------------------
                                                             Fair Market             Realized           Unrealized
                                              Cost              Value                 (Loss)           Gain (Loss)
                                          ------------      -------------        ---------------     ----------------
        December 31, 2002                   $ 3,143            $ 2,130             $        -          $  (1,013)
                                          ============      =============        ===============     ================
        December 31, 2001                   $ 3,218            $ 3,238             $ (194,399)         $ 148,509
                                          ============      =============        ===============     ================

4.   Fixed assets

     Fixed assets at December 31, 2002 and 2001 consists of the following:

                     CENTRA INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                         Estimated
                                                               2002                   2001              Useful lives
                                                           -----------            -----------           ------------
        Machinery and equipment                            $ 7,472,193            $ 6,899,479               5-10
        Vehicles                                             2,622,234              2,107,657                5-7
        Office equipment                                       194,949                191,746               5-10
        Leasehold improvements                                  81,501                 81,501              10-40
        Office building                                      1,310,865              1,767,865                 40
        Land                                                   292,825                292,825                  -
        Land improvements                                       49,000                 49,000                 15
                                                           -----------            -----------
                                                            12,023,567             11,390,073
        Less: accumulated depreciation
                     and amortization                        2,768,364              1,686,600
                                                           -----------            -----------
        Property and equipment, net                        $ 9,255,203            $ 9,703,473
                                                           ===========            ===========

     Total depreciation and amortization expense for the years ended December 31, 2002 and 2001 was $1,126,735 and $929,875, respectively. Cost of revenue includes $1,055,824 and $904,860 for 2002 and 2001, respectively.

5.   Due from Shareholders

     Due from shareholders of $79,607 and $96,963 as of December 31, 2002 and 2001, respectively, consists of advances to shareholders with no stated interest rates, payment terms or maturity dates. During 2002, repayments consisted of $25,107 offset by $7,751 of advances.

6.   Sale Of 20% Interest In Company Office Building

     On March 20, 2002, the Company sold on undivided 20% interest in the Company's office building in Fayetteville, AR for a total of $470,000. The purchase price of $470,000 was payable with $13,000 in cash, a 30 year note in the amount of $121,000 at 6% interest and the buyer assuming 20% ($336,000) of the Company's note to the Bank of Fayetteville. The buyer paid the cash but defaulted on his obligations to pay the notes and in March 2003, agreed to reconvey his 20% interest back to the Company, as if the transaction had not occurred. In the year 2002, the Company recorded the sale and the interest income on the notes. The Company also charged bad debts for the unpaid interest. In 2003, the Company debited the unpaid value of the notes to fixed assets. The Company did not recognize any gain or loss on this transaction as the notes were substantially equal to the fair value of the property at the time of sale and the subsequent reconveyance. At the time of the reconveyance, the Company and the buyer agreed to record the $13,000 that was previously paid as rental payments.

7.   Osprey Investments II, Inc. Promissory Note

     In December 2002, the Company lent $300,000 to Osprey Investments II, Inc., the majority shareholder of RAKO Capital Corporation (RAKO) (see the Subsequent Events footnote, RAKO/Centra Exchange). The note is due June 30, 2003 with interest at 1% over the prime rate of Citibank, N.A., which was 4.25% from December 2002 through the date of this report. This note is unsecured.

                     CENTRA INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Lines of Credit

     At December 31, 2002 and 2001, the Company had the following lines of credit:

     A revolving credit loan due First Security Bank on December 5, 2002 with a limit of $250,000 and interest payable monthly at 10.0% per annum. The balance outstanding at December 31, 2002 and 2001 was $0 and $199,883 respectively, which is collateralized by accounts receivable. Note was paid in full in October 2002.

     A revolving credit loan due First National Bank on May 30, 2002 with a limit of $150,000 and interest payable monthly at 8.0% per annum. The balance outstanding at December 31, 2002 and 2001 was $150,000, respectively, which is collateralized by accounts receivable. The due date of this note was extended to August 30, 2002 and was paid in full and cancelled in January 2003.

     A revolving credit loan due First National Bank on August 23, 2002 with a limit of $50,000 and interest payable monthly at 9.5% per annum. The balance outstanding at December 31, 2002 and 2001 was $0 and $49,975, respectively. Note was paid in full in November 2002.

     A revolving credit loan due First National Bank on July 6, 2002 with a limit of $50,000 and interest payable monthly at 8.25% per annum. The balance outstanding at December 31, 2002 and 2001 was $0 and $49,700, respectively, and was collateralized by accounts receivable. Note was paid in full and account closed in November 2002.

     A revolving credit loan due First National Bank on July 31, 2002 with a limit of $350,000 and interest payable monthly at 5.25% per annum. The balance outstanding at December 31, 2002 and 2001 was $349,936, and is collateralized by accounts receivable and general intangibles. The due date was extended to February 15, 2004 under the same terms and conditions.

     A revolving credit loan due Regions Bank on August 1, 2002 with a limit of $50,075 and interest payable monthly at 7.0% per annum. The balance outstanding at December 31, 2002 and 2001 was $49,762, which is collateralized by accounts receivable and general intangibles. Although, the due date of this note has not yet been extended, management is working on a revised repayment date.

9.   Long-Term Debt

                                                                                   2002               2001
                                                                                ----------         ----------
     Long-term debt consists of the following:

     Note payable, Bank of Fayetteville due in monthly
     installments of $13,534 including interest at a rate of 5.75%
     per annum through October 2004. The final payment due in
     October 2004 is a balloon payment in the amount of
     $1,556,614. Collateralized by a first mortgage on the land,
     land improvements and building.                                            $1,613,990         $1,671,159

     Notes payable, Associates due in monthly installments
     totaling $15,242, including interest ranging from 9% to 10%
     per annum maturing at various dates through March 2003,
     collateralized by the underlying equipment.                                    32,364            213,128

     Notes payable, Case Credit Corporation due in monthly installments totaling $22,000 including interest ranging up to




                     CENTRA INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     9.5% per annum maturing at various dates through
     December 2004, collateralized by the underlying equipment.                    155,705            412,042

     Notes payable, CitiCorp due in monthly installments of
     $768, including interest at a rate of 7% per annum through
     April 2006, collateralized by the underlying equipment.                         7,276             15,324

     Note payable, FCC Equipment Financing, Inc. due in
     monthly installments of $1,084, including interest at a rate of
     10.75% per annum through September 2002, collateralized
     by the underlying equipment.                                                        -              9,329

     Note payable, Ozark Building LLC, due in the amount of
     $426,586, on January 2, 2002, including interest at a rate of
     7%, collateralized by the land and building.                                        -            421,653

     Notes payable, First Security Bank, due in monthly
     installments totaling $11,231, including interest ranging
     from 8.50% to 10% per annum maturing at various dates
     through April 2004, collateralized by the underlying
     equipment.                                                                    245,857            347,473

     Notes payable, Ford Motor Credit, due in monthly
     installments totaling $23,318, including interest ranging
     from 1.9% to 11% per annum maturing at various dates
     through April 2007, collateralized by the underlying
     equipment.                                                                    594,475            681,555

     Notes payable, Mercedes-Benz Credit due in monthly
     installments totaling $6,352, including interest ranging from
     6.6% to 10% per annum maturing at various dates through
     April 2005, collateralized by the underlying equipment                        121,865            180,978

     Notes payable, New Holland Credit due in monthly
     installments totaling $3,889, including interest from 7% to
     11% per annum maturing at various dates through  April
     2007, collateralized by the underlying equipment.                             107,039            142,703

     Notes payable, The CIT Group, due in monthly installments
     totally $15,875 including interest raging from 6.6% to
     10.5% per annum maturing at various dates through February
     2005, collateralized by the underlying equipment.                             324,445            603,622

     Note payable, Simmons First Bank due in monthly
     installments of $419, including interest at a rate of 9.75% per annum through September 2004, collateralized by the
     underlying equipment.                                                          16,284             19,545

     Note payable, First National Bank of Springdale due  in
     monthly installments of $9,329 including interest at a rate from 7.1% to 9.0% per annum through June 2004, collateralized
     by the underlying equipment.                                                  118,778            215,564


                     CENTRA INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Note payable, Union Planters Bank due in monthly
     installments of $5,669 including interest at a rate of 8.5% per annum through March 2007, collateralized by the underlying
     equipment.                                                                    392,433                  -

     Note payable, Community Bank due in monthly installments
     of $1,776 including interest at a rate of 7.5% per annum
     through May 2007, collateralized by the underlying equipment.                  79,878                  -

     Note payable, Scott Financial Service due in monthly
     installments of $1,404 including interest at a rate of 7.5% per annum through January 2006, collateralized by the underlying
     equipment.                                                                     45,090                  -

     Notes payable, Regions Bank due in monthly installments
     totaling $31,488, including interest at a rates ranging from
     8.75% to 9.5% per annum through April 2004, collateralized
     by the underlying equipment.                                                  439,159            721,916

     Note payable, DaimlerChrysler due in monthly installments
     of $1,144, including interest at a rate of 6.9% per annum
     through December 2006, collateralized by the underlying
     equipment.                                                                     49,269             58,000

     Note payable, Irwin Union Bank due in monthly installments of $1,240, including interest at a rate of 8.25% per annum through October 2005, collateralized by the underlying
     equipment.                                                                     48,420             58,833

     Notes payable, GMAC due in monthly installments of $670,
     including interest at a rate of 5.75% to 2.9% per annum through
     February 2006, collateralized by the underlying equipment.                     49,444             18,084
                                                                               -----------        -----------
           Total long-term debt                                                  4,441,771          5,790,908
     Less current maturities                                                    (1,371,474)        (2,200,806)
                                                                               -----------        -----------
           Long-Term Debt                                                      $ 3,070,297        $ 3,590,102
                                                                               ===========        ===========

     Annual maturities of long-term debt during the years ending December 31, 2007 are as follows:

                For the Year
            Ending December 31,                                   Amount
     ---------------------------------------------------------------------------
                  2003                                         $ 1,371,474
                  2004                                           2,349,960
                  2005                                             295,093
                  2006                                             127,967
                  2007                                             297,277
                                                               -----------
                  Total                                        $ 4,441,771
                                                               ===========

                     CENTRA INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Leases

     Capitalized Lease Obligations

     For the years ended December 31, 2002 and 2001, the Company has equipment under various capital leases expiring at various dates through 2004. The assets and liabilities under capital leases are recorded at the lower of present values of minimum lease payments or the fair values of assets. The assets are included in property and equipment and are depreciated over their estimated useful lives. Depreciation of assets under capital leases charged to expense for the years ended December 31, 2002 and 2001 was $138,889 and $138,353, respectively.

     The following is a summary of equipment held under capital leases included in property and equipment:

                                                  2002               2001
                                              -----------        -----------
     Machinery and equipment                  $ 1,182,636        $ 1,107,059
     Vehicles                                     218,311            218,311
                                              -----------        -----------
                                                1,400,947          1,325,370
     Accumulated depreciation                     357,695            235,705
                                              -----------        -----------
           Net equipment                      $ 1,043,252        $ 1,089,665
                                              ===========        ===========

     As of December 31, 2002, minimum future lease payments are as follows:

                         For the Year
                      Ending December 31,                               Amount
              ---------------------------------                       ---------
                             2003                                     $ 323,287
                             2004                                        43,540
                                                                      ---------
              Total Minimum Lease Payments                              366,827

     Less: amounts representing interest (at rates
           ranging from 5% to 15%)                                       16,239
                                                                      ---------
                  Net minimum Lease Payments                            350,588
     Less: current portion                                              307,741
                                                                      ---------
                  Long term portion of capital leases payable         $  42,847
                                                                      =========

     Rentals Under Operating Leases

     The Company leases certain vehicles, equipment and real estate (see related party transaction footnotes) under non-cancelable leases expiring at various dates through 2007.

     The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable leases terms in excess of one year as of December 31, 2002:

                     CENTRA INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    For the Year
                 Ending December 31,                           Amount
                 -------------------                          ---------
                        2003                                  $ 135,411
                        2004                                    100,231
                        2005                                     61,413
                        2006                                     42,000
                        2007                                     10,500
                                                              ---------
     Total Minimum Payments Required                          $ 349,555
                                                              =========

     Operating lease rental expense was approximately $174,777 and $93,575 for the years ended December 31, 2002 and 2001, respectively.

11.  Income Taxes

     The income tax expense for the years ended December 31, 2002 and 2001 consists of the following:

                                                           2002          2001
                                                       -----------   -----------
     Current (benefit) tax:
           Federal                                     $ (493,000)   $ (143,662)
           State                                                -             -
                                                       -----------   -----------
                                                         (493,000)     (143,662)
                                                       -----------   -----------
     Deferred:
           Federal                                        439,068       173,400
           State                                           77,480        30,587
                                                       -----------   -----------
                                                          516,548       203,987
                                                       -----------   -----------
                  Total Income Tax Expense             $   23,548    $   60,325
                                                       ===========   ===========

     Deferred tax assets and liabilities consist of the following components as of December 31. 2002 and 2001:

                                                           2002          2001
                                                       ----------     ----------
     Current:
           Federal                                     $ (190,025)    $ 103,700
           State                                          (33,530)       19,752
                                                       -----------   -----------
                                                         (223,555)      123,452
                                                       -----------   -----------
     Long term:
           Federal                                      1,328,649       587,634
           State                                          234,470       111,930
                                                       -----------   -----------
                                                        1,563,119       699,564
                                                       -----------   -----------
                  Net Deferred Tax Liabilities         $1,339,564     $ 823,016
                                                       ===========   ===========

     At December 31, 2002, the Company has net operating losses (NOL's) of approximately $2.4 million of which $1.4 million can be carried back to earlier periods. No tax benefit has been reported in the financial statements for the approximately $1.0 million difference because those benefits may not be realized. Accordingly, the potential tax benefits of the NOL's are offset by a valuation allowance of the same amount. These NOL's expire in December 31, 2022.

                     CENTRA INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the year ended December 31, 2002 the difference between income taxes at the statutory Federal income tax rate and income tax expense in the income statement is primarily due to the limitation of the Company to carryback all of its taxable 2002 loss to a prior year.

     For the year ended December 31, 2001 the difference between income taxes at the statutory Federal income tax rate and income taxes reported in the income statement is primarily due to the provision for state income taxes, the change in tax status of various entities during the year offset by the net taxable operating losses and capital losses generated during the year.

12.  Related party Transactions

     Lease

     The Company rents office and shop facilities from an entity owned by officers/shareholders of the Company under a five year lease expiring March 31, 2007. The Company pays $3,550 per month or $42,600 annually. In 2002 and 2001, rent expense for these facilities was $42,600 and $46,100.

     Consulting Agreement

     In May 2002, the Company entered into a consulting agreement pursuant to which consultant has agreed to assist the Company with, among other things, advancing its business objectives by identifying potential management, board or advisory candidates, seeking sources of business and potential acquisition or partnership targets, and analyzing and adjusting the Company's business and revenue models. In consideration for its agreement to render such services, the Company agreed to pay consultant $550,000 over the course of 22 months, or $25,000 per month, commencing May 2002. In 2002, the Company paid consultant $200,000. The principals of consultant are all shareholders of the Company.

     Subcontractor

     For the year ended December 31, 2001, the Company paid $180,817 to a subcontractor that was one-third owned by the Company's chairman. The subcontractor has no current or ongoing relationship with the Company.

13.  Economic Dependency

     For the year ended December 31, 2002, the Company generated a substantial portion of its revenue from one customer. Sales to this customer were $18,449,480 or 86% of total revenues. At December 31, 2002, the amount due from this customer included in accounts receivable was $1,105,448.

     For the year ended December 31, 2001, the Company generated a substantial portion of its revenue from one customer. Sales to this customer were $19,574,098 or 92% of total revenues. At December 31, 2001, the amounts due from this customer included in accounts receivable was $965,380.

14.  Commitments and Contingencies

     Employment Agreements

     The Company has employment agreements with all of its executive officers expiring principally in December 2004 and July 2005.

                     CENTRA INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Future minimum payments related to these agreements are approximately:

          For the Year
       Ending December 31,                                Amount
     -----------------------                            -----------
            2003                                        $   876,000
            2004                                            876,000
            2005                                            125,500
                                                        -----------
     Total Minimum Payments Required                    $ 1,877,500
                                                        ===========

     Annual bonuses are as determined by the Board of Directors. In the year ended December 31, 2002 and 2001, the Company paid bonuses of $595,444 and $15,000, respectively.

     Each of these agreements will automatically renew on a year to year basis.

     Legal Proceedings
     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the financial position of the Company.

15.  Employee Stock Option, Incentive Bonus And Employee Stock Purchase Plans

     Stock Option Plan
     In 2002, the Company adopted a stock option plan (plan) for directors, officers, employees and independent contractors, which provides for nonqualified and incentive stock options. The Company has reserved for grant a maximum of 500,000 of its common shares. The Plan is to be administered by a committee of not less than 2 persons appointed by the Company's Board of Directors. The committee, subject to the provisions of the plan, is empowered to make the terms and conditions related to the options. Specifically, the committee will, among other things, determine the type of options, exercise price, etc. To date, the Company has not issued any options.

     Incentive Bonus Plan
     In 2002, the Company adopted an incentive bonus plan (plan) to reward employees for, among other things, their contributions to the success of the Company. The plan provides that the Company shall maintain a bonus reserve, calculated in accordance with the plan, for distribution in its sole discretion. To date, the Company has neither added any money to the bonus pool nor made any distributions.

     Employee Stock Purchase Plan
     In 2002, the Company adopted an employee stock purchase plan (plan), pursuant to which the Company may grant purchase rights to acquire up to 500,000 shares of common stock reserved for issuance thereunder to eligible employees, directors and independent contractors of the Company in order to attract and retain such individuals. The plan is administered by a committee of at least two members of Company's Board of Directors. To date, the Company has not issued any shares.

                     CENTRA INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Revised Plan of Reorganization And Recision of Shares

     Revised Plan of Reorganization

     Centra Industries Inc. (Company) was organized as a Delaware corporation on July 27, 2001 to become the parent company of four companies that were related through common family ownership and common management, and were all in the same business of providing infrastructure construction services. On July 27, 2001, pursuant to a strategic business plan, the Company acquired all four of the separate businesses (acquired companies) by issuing shares of its common stock in exchange for all of the outstanding shares of these four companies. The exchange was made under the terms of a Subscription and Stockholders Agreement, dated July 27, 2001, and the shareholders of these four companies became shareholders of the Company.

     The acquired companies were thereafter merged on July 27, 2001 into a newly organized Delaware corporation so that all of the acquired companies were consolidated into this one wholly-owned Subsidiary of the Company at that time.

     Prior to being acquired by the Company, the shareholders of the acquired companies had received on July 27, 2001 promissory notes totaling $534,000 from these separate businesses. In September 2002, the Company entered into an agreement with these shareholders to cancel these promissory notes by mutual agreement on the grounds that the notes had been issued under a mutual mistake of fact. In addition, an earlier agreement dated in April 2002 between the Company and these shareholders to exchange the notes for shares of the Company's common stock was also canceled.

     On July 27, 2001, after acquiring the acquired companies, the Company entered into an agreement with the Company's controlling shareholder, providing for the issuance of a $2,000,000 promissory note to this controlling shareholder. In September 2002 the Company entered into an agreement with this controlling shareholder to cancel the $2,000,000 note by mutual agreement on the grounds it had been issued under a mutual mistake of fact. In addition, an earlier agreement between the Company and the controlling shareholder to exchange the note for shares of the Company's common stock was also cancelled.

     Recision of Shares

     In July 2001, the Company signed an agreement to acquire the assets and business of a company that supposedly erected towers for the installation of telecommunications, cable television and satellite dish antennae. As part of the consideration, the Company agreed to issue 250,000 shares of its common stock, with the additional obligation to issue additional shares based on future financial results. Shortly afterwards, the Company became aware that they had been mislead and that the acquired assets and business did not exist. As a result, the Company has sent notice to the sole shareholder of this entity informing him of its recision of the acquisition for misrepresentation, failure of consideration and breach of contract. Although the Company has actually issued the 250,000 common shares, it has not assigned any value to them.

17.  Subsequent Event

     RAKO/Centra Exchange

     Effective January 29, 2003, the Company entered into a share exchange agreement with RAKO Capital Corporation (RAKO). As a result of the RAKO/Centra Exchange, Centra became RAKO's subsidiary.

                     CENTRA INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In the RAKO/Centra Exchange, the Company's shareholders own approximately 86% of RAKO's common stock and the continuing business of RAKO will be that of the Company. As a result, the accounting for this combination will recognize the combination as a "reverse takeover" and will follow by combing the net assets ($0) of RAKO with the net assets of the Company from the effective date of the transaction forward. The following pro forma balance sheet reflects the transaction as if it had occurred at December 31, 2002:

                            RAKO CAPITAL CORPORATION
                                       AND
                     CENTRA INDUSTRIES INC. AND SUBSIDIARIES
         PRO FORMA SUMMARY COMBINED BALANCE SHEET AFTER REVERSE TAKEOVER
                                DECEMBER 31, 2002
                                   (Unaudited)

                                                             Centra
                                           RAKO          Industries Inc           Adjustments
                                          Capital             And                     and
                                        Corporation       Subsidiaries            Eliminations        Combined
                                        -----------      --------------           ------------     -------------
                                                     Assets
Total current assets                     $        -       $  3,068,608             $                $  3,068,608
Fixed assets, net                                 -          9,255,203                                 9,255,203
Other assets                                      -            807,000                                   807,000
                                        -----------      --------------           ------------     -------------
              Total assets               $        -       $ 13,130,811             $        -       $ 13,130,811
                                        ===========      ==============           ============     =============

                                        Liabilities & Shareholders' Equity

Total current liabilities                $        -       $  7,817,326                              $  7,817,326
Long-term liabilities                             -          4,676,263                                 4,676,263
Shareholders' equity
        Common stock                          2,406                151  1)             (2,406)            17,300
                                                                        2)               (151)
                                                                        3)             17,300
        Preferred stock                           -                  -                                         -
        Additional paid-in-capital          110,753             15,325  1)           (110,753)               149
                                                                        2)                149
                                                                        3)            (17,300)
                                                                        3)              1,975
        Retained earnings                  (113,159)           621,746  1)            113,159            619,771
                                                                        3)             (1,975)
                                        -----------      --------------           ------------     -------------
           Sub total                              -            637,222                     (2)           637,220
        Minority interest                                               2)                  2                  2
                                        -----------      --------------           ------------     -------------
           Total shareholders' equity             -            637,222                      -            637,222
                                        -----------      --------------           ------------     -------------
Total Liabilities & Shareholders' Equity $        -       $ 13,130,811             $        -       $ 13,130,811
                                        ===========      ==============           ============     =============

1.) Eliminate the common stock, additional paid-in capital and retained deficit of RAKO.

2.) Eliminate Centra's common stock (in anticipation of entry #3) and to set up minority interest for a

                     CENTRA INDUSTRIES INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     shareholder who remains a shareholder of Centra.

3.) Record number of shares outstanding after the combination at par value per RAKO's certificate of incorporation, transferring the needed par value from additional paid-in capital and charging the additional $1,975 to retained earnings.

18.  Quarterly Information - Unaudited

                                                                                                   Total
Quarter Ended                      March 31        June 30         Sept. 30        Dec. 31          Year
                                -------------   -------------   -------------   ------------    ------------
Year 2002
 Revenue                        $  4,833,847    $  3,834,369    $  5,448,740    $  7,380,062    $ 21,497,018
 Gross Profit (Loss)                 (87,979)        811,926       1,479,902       3,077,281       5,281,130
 Net (Loss) Income                (1,121,394)       (339,690)       (376,517)        419,030      (1,418,571)
 Basic (Loss) Income
     Per Share                         (0.07)          (0.02)          (0.02)           0.02           (0.09)
Year 2001
 Revenue                        $  4,241,250    $  5,856,026    $  5,894,816    $  5,201,959    $ 21,194,051
 Gross Profit                        467,312         933,566       1,029,714       2,096,527       4,527,119
 Net (Loss) Income                   (83,635)       (131,281)        183,594        (186,782)       (218,104)
 Basic (Loss) Income
     Per Share                          --             (0.01)           0.01           (0.01)          (0.01)