Form 10QSB
period 2003-03-31
RAKO CAPITAL CORP
filed 2003-05-20
CIK 1063111

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2003.

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934   For the transition period from ____ to ____ .

--------------------------------------------------------------------------------

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


                                 (479) 684-2700
                         (Registrant's telephone number)

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

The number of shares of common stock, par value $.001 per share, of the registrant as of April 30, 2003 was 23,824,209 shares.

Transitional small business disclosure format (check one) Yes [ ] No [X]

                                TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Financial Statements

          Consolidated Balance Sheets
            as of March 31, 2003  and March 31, 2002 (unaudited)

          Consolidated Statements of Operations
            For the three months ended March 31, 2003 and 2002 (unaudited)

          Consolidated Statements of Cash Flows
            For the three months ended March 31, 2003 and 2002 (unaudited)

          Notes to Consolidated Financial Statements (unaudited)

Item 2.   Management's Discussion and Analysis of Financial
            Conditions and Results of Operations

Item 3.   Controls and Procedures

PART II: OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of the Shareholders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K Signatures


SIGNATURES

CERTIFICATES

Exhibit 99.1

Exhibit 99.2

ITEM 1. FINANCIAL STATEMENTS.

                            RAKO CAPITAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)
                                     ASSETS

                                                                                2003            2002
                                                                            ------------    ------------
CURRENT ASSETS
     Cash and cash equivalents                                              $     62,831    $     66,529
     Marketable securities, at fair value                                          2,227           3,238
     Accounts receivable, less allowance for doubtful accounts
        of $622,799 and $358,655 in 2003 and 2002, respectively                1,599,667       1,034,384
     Due from shareholders                                                        80,684          14,792
     Due from employees                                                           23,410           7,738
     Advances to sub-contractors                                                  18,750          53,316
     Prepaid expenses                                                            234,945         224,253
     Income tax receivable                                                     1,049,794         333,632
                                                                            ------------    ------------

     TOTAL CURRENT ASSETS                                                      3,072,308       1,737,882
                                                                            ------------    ------------

FIXED ASSETS, net of accumulated depreciation of $3,110,113
     and $1,954,434 at March 31, 2003 and 2002, respectively                  10,190,107       9,781,727
                                                                            ------------    ------------

OTHER ASSETS
     Note receivable-building                                                    457,000            --
     Note receivable - Osprey                                                    300,000            --
     Deposits                                                                     50,000            --
     Goodwill and other intangible assets, net                                12,018,245            --
                                                                            ------------    ------------

     TOTAL OTHER ASSETS                                                       12,825,245            --
                                                                            ------------    ------------

TOTAL ASSETS                                                                $ 26,087,660    $ 11,519,609
                                                                            ============    ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank overdraft                                                         $    404,441    $       --
     Accounts payable                                                          4,419,542       2,034,345
     Accrued liabilities                                                       1,829,080       1,116,921
     Lines of credit                                                             398,116         914,296
     Current portion of long-term debt                                         1,552,245       1,975,869
     Current portion of capital lease obligations                                142,879         271,750
     Security Deposit                                                              3,662          20,000
                                                                            ------------    ------------

     TOTAL CURRENT LIABILITIES                                                 8,749,965       6,333,181
                                                                            ------------    ------------

LONG-TERM LIABILITIES
     Long-term debt, net of current portion                                    2,686,657       3,315,405
     Capital lease obligations, net of current portion                            28,564         113,560
     Deferred tax liability                                                    1,563,119         823,016
     Commitments and contingencies
                                                                            ------------    ------------

     TOTAL LONG-TERM LIABILITIES                                               4,278,340       4,251,981
                                                                            ------------    ------------

TOTAL LIABILITIES                                                             13,028,305      10,585,162
                                                                            ------------    ------------

SHAREHOLDERS' EQUITY
     Common stock; $0.001 par value; 50,000,000 shares authorized;
     23,376,350 and 17,299,584 shares issued and outstanding at March 31,
     2003 and 2002, respectively                                                  23,376          17,300
     Additional paid-in-capital                                               14,372,700            --
     Retained earnings                                                        (1,336,721)        917,147
                                                                            ------------    ------------

     TOTAL SHAREHOLDERS' EQUITY                                               13,059,355         934,447
                                                                            ------------    ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                                    $ 26,087,660    $ 11,519,609
                                                                            ============    ============

                             See accompanying notes.

                            RAKO CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                             2003             2002
                                                         ------------    ------------
Revenue                                                  $  4,390,940    $  4,833,847
                                                         ------------    ------------

Costs and Expenses:
     Cost of revenue                                        3,742,360       4,200,288
     General and administration                             2,061,652       1,638,355
     Depreciation and amortization                            465,018          15,707
     Interest                                                  94,076         122,732
                                                         ------------    ------------

Total Costs and Expenses                                    6,363,106       5,977,082
                                                         ------------    ------------

Operating (Loss) Income                                    (1,972,166)     (1,143,235)
                                                         ------------    ------------

Other Income (Expense):
     Interest and dividends                                     3,892            --
     (Loss) gain on the sale of property and equipment           (790)         22,209
     (Loss) on the sale of investments                           --              (320)
     Rental income                                             10,500            --
     Change in unrealized (loss) gain on investments               97            --
                                                         ------------    ------------
         Total other income (expense)                          13,699          21,889
                                                         ------------    ------------

Net (Loss)                                               $ (1,958,467)   $ (1,121,346)
                                                         ============    ============


Basic (Loss) Per Common Share                            $      (0.10)   $      (0.06)
                                                         ============    ============

Weighted Average Number Of Common Shares Outstanding       20,328,240      17,299,584
                                                         ============    ============

                             See accompanying notes.

                           RAKO CAPITAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                  (Unaudited)

                                                                   2003               2002
                                                               -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                     $(1,958,467)       $(1,121,346)
    Adjustments to reconcile net (loss) to net cash
      provided by operating activities:
      Provision for allowance for doubtful accounts                 63,911               --
      Depreciation and amortization                                788,424            273,380
      Change in unrealized (gains) on investments                      (97)              --
      (Loss) gain on the sale of property and equipment               (790)            22,209
    Changes in operating assets and liabilities:
      Accounts receivable                                          413,814            756,984
      Prepaid expenses                                               9,959             (9,500)
      Income tax receivable                                           --              (26,564)
      Bank overdraft                                               192,987               --
      Accounts payable                                             449,088            803,221
      Accrued liabilities                                          336,364           (126,840)
      Deferred revenue                                            (396,000)              --
      Security deposit                                                --               20,000
                                                               -----------        -----------

    NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES              (100,807)           591,544
                                                               -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                            (200,988)          (383,276)
    Proceeds from sale of property and equipment                      --               35,604
    (Advances to) Repayment from shareholders, net                  (1,077)            82,171
    (Repayment) from employees                                      47,556              1,036
    (Advances to) from subcontractors                               (9,858)           (40,937)
                                                               -----------        -----------

    NET CASH (USED) IN INVESTING ACTIVITIES                       (164,367)          (305,402)
                                                               -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    (Repayments) Advances from lines of credit                    (151,582)            65,040
    (Repayments) of long-term debt                                (202,869)          (499,634)
    Repayments of capital lease obligations                       (179,145)          (303,270)
    Cash acquired in acquisition                                    16,987               --
    Proceeds from issuance of common stock                         830,600               --
                                                               -----------        -----------

    NET CASH (USED) PROVIDED BY IN FINANCING ACTIVITIES            313,991           (737,864)
                                                               -----------        -----------

Net increase (decrease) in cash and cash equivalents                48,817           (451,722)

Cash and cash equivalents at beginning of period                    14,014            518,251
                                                               -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    62,831        $    66,529
                                                               ===========        ===========

                             See accompanying notes.

                            RAKO CAPITAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                               2003             2002
                                                            -----------      -----------
SUPPLEMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION
Cash paid during the three months for:
     Interest                                               $    89,695      $   122,558


     Incomes taxes                                          $      --        $      --

Non-cash investing and financing activities:

     Equipment acquired under non-cash transactions         $   995,073      $   560,493


     Notes receivable on sale of building                   $      --        $      --


                             See accompanying notes.

                            RAKO CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   The Company And Summary of Significant Accounting Policies
     ----------------------------------------------------------

     The Company
     -----------

     Effective January 29, 2003, the Company entered into a share exchange agreement with RAKO Capital Corporation (RAKO). As a result of the RAKO/Centra Exchange, Centra became RAKO's subsidiary.

     In the RAKO/Centra Exchange, the Company's shareholders own approximately 86% of RAKO's common stock and the continuing business of RAKO will be that of the Company. As a result, the accounting for this combination has recognized the combination as a "reverse takeover" and follows by combing the net assets ($0) of RAKO with the net assets of the Company from the effective date of the transaction forward. The financial statements have been adjusted to reflect the change in the par value of the common stock from Centra Industries Inc. (0.00001) to that of RAKO (0.001). The increase in par value has been adjusted to additional paid-in-capital and retained earnings.

     The Company, through its subsidiaries, is engaged in the single-line business of infrastructure construction. The Company provides specialized contracting services to the telecommunications and cable television industries.

     Basis of Presentation
     ---------------------

     The consolidated financial statements and notes thereto of Rako Capital Corporaton are unaudited and include all adjustments, which in the opinion of management, are necessary to present fairly the financial condition and results of operations as of and for the periods set forth in the consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. All such accounting adjustements are of a normal, recurring nature. The consolidated financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-k filed with the Securities and Exchange Commission, which includes financial statements as of and for the year ended December 31, 2002. The results of the Company's operations for any interim period are not necessarily indicitive of the results of the Company's operations for any other interim period or for a full year.

     Accounting Principles
     ---------------------

     The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. The Company uses the accrual method of accounting for book and tax reporting (see "Income Taxes"). The Company's year end is December 31.

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of Centra and its Subsidiaries (Company). All material intercompany transactions and balances have been eliminated.

     Goodwill and other intangible assets
     ------------------------------------

     Goodwill represents the excess purchase price paid by the Company over the fair value of the tangible and intangible assets and liabilities of the acquired companies as of the date of acquisition. In accordance with SFAS No. 142, the goodwill and indefinite-lived intangibles balances are not being

                            RAKO CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     amortized, but instead will be subject to an annual assessment of impairment by applying a fair value based test. Net other intangible assets are amortized on a straight line basis over the estimated useful lives of the assets.

     The Company evaluates the carrying value of goodwill and identified intangibles not subject to amortization in the fourth quarter of each fiscal year. As part of the evaluation, the Company compares the carrying value of each intangible asset with its fair value to determine whether there has been imparement. The Company assesses the ongoing recoverability of its intangible assets subject to amortization by determining whether the intangible asset balance can be recovered over the remaining amortization period through projected undiscounted future cash flows. If projected future cash flows indicate that the unamortized intangible asset balances will not be recovered, an adjustement is made to reduce the net intangible asset and charge earnings. Cash flow projections, although subject to a degree of uncertaintity, are based on trends of historical performance and management's estimate of future performance, giving consideration to existing and anticipated competitive and economic conditions. As of March 31, 2003 the Company does not believe any impairment of goodwill or other intangible assets has occurred. The balances in accumulated amortization, of intangible assets subject to amortization, were $450,000 and $0 as of March 31, 2003 and 2002 respectivly.

     Estimates and Assumptions
     -------------------------

     Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results and outcomes may differ from these estimates and assumptions.

     Revenue and Cost Recognition
     ----------------------------

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

     Accounts Receivables
     --------------------

     The Company, in the normal course of business, extends credit to customers on an uncollateralized basis. At year-end and during the year, management systematically reviews outstanding accounts receivable, as well as past bad debt write-offs, and considers, among other factors, known troubled accounts, historical experience, and other currently available evidence to establish an allowance for doubtful accounts for uncollectible amounts. Activity in the allowance for doubtful accounts is as follows:

     Income Taxes
     ------------

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

                            RAKO CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Fixed Assets
     ------------

     Fixed assets are recorded at cost. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, ranging from 5-40 years in 2003 and 2002. Upon sale or retirement, asset cost and its related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is recognized in income. Additions, improvements and expenditures for repairs and maintenance that are material in nature and significantly add to the productivity or extend the economic life of assets are capitalized. Any immaterial amounts or amounts incurred as recurring expenditures for repairs are charged to expense.

     Cash and Cash Equivalents
     -------------------------

     For purposes of reporting cash flows, cash and cash equivalents include operating checking accounts and money market accounts at depository institutions.

     Fair Value of Financial Instruments
     -----------------------------------

     Substantially all of the Company's financial assets and liabilities are carried at fair value or contracted amounts, which approximate fair value.

     Basic (Loss) Earnings Per Common Share
     --------------------------------------

     Basic (loss) earnings per common share have been computed by dividing the respective numerator by the weighted average number of common shares outstanding during the periods.

     Investments in Marketable Securities
     ------------------------------------

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

2.   Sale Of 20% Interest In Company Office Building
     -----------------------------------------------

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

                            RAKO CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     recognize any gain or loss on this transaction as the notes were substantially equal to the fair value of the property at the time of sale and the subsequent reconveyance. At the time of the reconveyance, the Company and the buyer agreed to record the $13,000 that was previously paid as rental payments.

3.   Osprey Investments, Inc. Promissory Note
     ----------------------------------------

     In December 2002, the Company lent $300,000 to Osprey Investments II, Inc., the majority shareholder of RAKO Capital Corporation (RAKO) (see the Subsequent Events footnote, RAKO/Centra Exchange). The note is due June 30, 2003 with interest at 1% over the prime rate of Citibank, N.A., which was 4.25% from December 2002 through the date of this report. This note is unsecured.

4.   Commitments and Contingencies
     -----------------------------

     Legal Proceedings
     -----------------

     The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to those actions will not materially affect the financial position of the Company.

5.   Employee Stock Option, Incentive Bonus And Employee Stock Purchase Plans
     ------------------------------------------------------------------------

     Stock Option Plan
     -----------------

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

     Incentive Bonus Plan
     --------------------

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

     Employee Stock Purchase Plan
     ----------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-QSB and the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). All statements other than statements of historical facts contained in this report, including statements regarding the Company's future financial position, business strategy and plans and objectives of management for future operations are forward looking statements. These "forward-looking statements" can be identified by the use of terminology such as "believe," "hope," "may," "anticipate," "should," "intend," "plan," "will," "expect," "estimate," "project," "positioned," "strategy" and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. Examples of forward looking statements include statements we make regarding future prospects of growth in cable and wireless infrastructure markets, the level of future expenditures by companies in those markets, and other trends in those markets, our ability to maintain or increase our market share, our future operating results, our future capital expenditure levels and our plans to fund our future liquidity needs. These fo ward-looking statements included in the Quarterly Report on Form 10-QSB are not guarantees of future performance, and actual results could differ from those contemplated in these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking information contained in the Quarterly Report on Form 10-QSB will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates.

OVERVIEW

     The Company, through its subsidiary Centra Industries, Inc. ("Centra"), a holding company, and its operating subsidiaries, provides infrastructure design, construction, engineering and maintenance services to the telecommunications (cable and wireless), energy and municipal infrastructure industries. Our primary focus is the installation, replacement and construction of underground cable for telecommunications and cable television companies using horizontal boring technology.

     We were formed in July 2001 by the combination of our predecessor businesses, Midwest Cable Communications of Arkansas, Inc., ("Midwest Cable") Smithwell Directional Boring, Inc., B&B Directional Boring, Inc. and Trammell Directional Boring, Inc., each an Arkansas corporation, through a series of tax-free mergers, into Midwest Cable Communications of Arkansas, Inc., a Delaware corporation and wholly-owned subsidiary of Centra. In 2002, we began to provide wireless infrastructure services through Centra's wholly-owned subsidiary, Centra Wireless Construction, Inc., a Delaware corporation established in July 2001 ("Centra Wireless"). Our holding company structure and range of service offerings allow us to offer a turnkey approach within the infrastructure industry, as well as individual specialized services through each of our operating subsidiaries.

     We operate from three locations in Arkansas and have the ability to operate in the contiguous 48 states. Our principal operations to date have been concentrated in the Oklahoma-Arkansas Region of the United States.

2003 ACQUISITIONS

     Effective January 29, 2003, we entered into a Share Exchange Agreement with Centra and certain stockholders of Centra pursuant to which we issued 14,893,716 shares of our common stock, representing approximately 86.1% of our outstanding common stock immediately following such issuance, to the stockholders of Centra in exchange for 14,893,716 shares of the issued and outstanding common stock of Centra, representing approximately 98.3% of the then issued and outstanding shares of Centra common stock (the "RAKO/Centra Exchange"). As a result of the RAKO/Centra Exchange, Centra became our subsidiary.

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

TWS International, Inc. ("TWS")

     On February 7, 2003, Centra acquired certain assets and assumed certain liabilities of TWS, a Georgia-based provider of engineering services focused on providing infrastructure services to the wireless industry. TWS provides professional and technical services required by wireless operators to design and construct their networks on a global basis. We transferred the acquired TWS assets into Centra Wireless in the first quarter of 2003. Luis Delahoz is the President of CWS.

     Our aim is to become a pre-eminent provider of specialized infrastructure services serving the telecommunications, cable television and energy industries and municipalities on a national basis.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2002

     Revenue. Our revenue was approximately $4.4 million for the three month period ended March 31, 2003 compared to just over $4.8 million for the three month period ended March 31, 2002, representing a decrease of approximately $443,000, or 9.2%, primarily as a result of a decrease in orders from our principal customer.

     Cost of Revenue. Our cost of revenue was approximately $3.7 million, or 85.2% of revenue, for the three month period ended March 31, 2003, compared to $4.2 million, or 86.9% of revenue, for the three month period ended March 31, 2002. This decrease is principally attributable to a reduction in overhead costs.

     General and administration. General and administrative expenses were approximately $2.1 million, or 47.0% of revenue, for the three month period ended March 31, 2003, compared to about $1.6 million, or 33.9% of revenue, for the three month period ended March 31, 2002. The principal increases in these expenses were legal and professional fees.

     Interest and dividend income. Interest and dividend income was $3,900 for the three month period ended March 31, 2003 compared to $0 for the three month period ended March 31, 2002.

     Other income (expense). During the three month period ended March 31, 2003, we received rental income of $10,500 and experienced a loss on the sale of property and equipment of approximately $800, compared to a gain on the sale of property and equipment of approximately $22,000 and loss on sale of investments of $300 for the three months ended March 31, 2002.

     Provision for income taxes. There were negligible tax consequences for the three month periods ended March 31, 2003 and March 31, 2002.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

     Our primary liquidity needs are for working capital, capital expenditures, investments and debt service. Our primary sources of liquidity are cash flows from operations and borrowings under revolving notes or lines of credit. We believe we can satisfy our cash requirements over the next nine months out of cash flow from operations and from additional third party financing.

     For the three month period ended March 31, 2003, net cash flow used by operating activities was approximately $(101,000), compared to net cash provided by operating activities of $591,000 for the same period ended March 31, 2002.

Such negative net cash flow used by operating activities was principally attributable to an increase in our accounts receivable of approximately $414,000 and a decrease in our deferred revenue by approximately $396,000.

     At March 31, 2003, our total assets were approximately $26.1 million, compared to $11.5 million at March 31, 2002, representing an increase of approximately 127%, principally attributable to an increase in goodwill and other intangible assets of approximately $12.0 million, an increase of approximately $716,000 in our income tax receivable, and two notes receivable in an aggregate principal amount of $757,000. The $12.0 million of goodwill and other intangible assets is principally comprised of (i) $5.4 million allocated to our acquisition of certain intangible assets from TWS, including a two-year non-compete covenant of TWS in respect of the RF engineering business in the United States and a two-year non-solicitation covenant and (ii) $4.0 million allocated to goodwill from the TWS acquisition. Our total liabilities increased during this period by $2.4 million, from $10.6 million to $13.0 million, principally due to an increase in accounts payable and accrued expenses of $3.5 million, an increase in deferred taxes of approximately $740,000 (or .7 million) and a decrease in total debt of approximately $1.8 million. Our stockholders' equity increased from about $934,000 to approximately $13.1 million as a result of the transactions entered in February 2003, and reflects $12.0 million of goodwill arising out of such transactions. Our current liabilities increased by just over $2.4 million to $8.8 million and our long-term liabilities increased slightly by approximately $26,000. The major categories of increases were accrued liabilities and accounts payable, while there were decreases in bank lines of credit and current maturities of long-term debt.

     As of March 31, 2002, we had lines of credit which provide for borrowings up to an aggregate of $400,000, under which approximately $398,000 was borrowed.

     Our long-term debt (less current maturities and not including capital lease obligations) as of March 31, 2003 was $2.7 million compared to $3.3 million as of March 31, 2002. In general, our long-term debt consists of notes due to banks and equipment financiers that are secured by equipment purchased with the proceeds of those notes. Of our total long-term debt as of March 31, 2003, $1.2 million comes due in 2003, and $2.2 million comes due in 2004. In addition, we are obligated to pay $495,000 in capitalized lease obligations in 2002, to pay $241,000 of capitalized lease obligations in 2003 and to pay approximately $24,000 of capitalized lease obligations in 2004. In addition, we paid $200,000 in capitalized lease obligations in the three month period ended March 31, 2003, and are obligated to pay $152,000 of capitalized lease obligations in remainder of 2003 and to pay approximately $44,000 of capitalized lease obligations in 2004. Additionally, the real property that we own at Two North College Avenue in Fayetteville, Arkansas is subject to a mortgage with the Bank of Fayetteville having an adjustable interest rate of 1% over prime. As of March 31, 2003, the balance on this mortgage was approximately $1.6 million. We believe that the market value of the property as of March 31, 2003 was approximately $2.4 million.

Seasonality
-----------

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

Impact of Inflation
-------------------

     The primary inflationary factor affecting our operations are increased labor costs. We have not experienced significant increases in labor costs to date. Competition for qualified personnel could increase our labor costs.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

     Market risk is the risk of loss resulting from adverse changes in market rates and prices. The principal market risk to which we are exposed is interest rate risk. Although most of our credit arrangements in place as of March 31, 2003 provide for fixed interest rates, in view of the capital intensive nature of our business, we expect to continue to enter into capital lease transactions and credit arrangements in the future at then prevailing interest rates. If interest rates increase significantly in the future, our exposure to interest rate market risk will also increase.

     We invest our excess cash in short-term, interest-bearing, investment grade instruments and in bank accounts located in the United States. These instruments have maturities of less than one year. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk arising from our investments.

Recently Issued Accounting Standards
------------------------------------

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

ITEM 3. CONTROLS AND PROCEDURES

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.

(a) Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. Although there were no significant deficiencies or material weaknesses, there were some areas where room for improvement was noted and management has committed to improving in these areas. We have adopted many of the formal and informal suggestions of our auditors, VB&H Certified Public Accountants, LLC, and are implementing weekly and monthly checks to assure that these disclosure controls and internal controls stay in place.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     From time to time, we are a party to various litigation matters incidental to the conduct of our business. There is no past, pending or, to our knowledge, threatened litigation or administrative action (including litigation or action involving the Company's officers, directors or other key personnel) which in our opinion has had or is expected to have a material adverse effect upon the Company's business, financial condition or operations.

     On January 28, 2003 Corenet Service, Inc. and Winn Caribe Communications, Inc. filed an action in the 98th Judicial District Court of Travis County, Texas against Centra, Midwest Cable, Centra Wireless, Gary Fuchs, Larry Garriott and seven other individuals alleging breach of contract, conspiracy, tortious interference with business opportunities, misappropriation of confidential information, fraud and breach of fiduciary duty, and defamation and business disparagement, together with other claims relating to employment of former employees of Corenet and/or Winn Caribe and loss of contracts with Cox Communications. The plaintiffs seek $5.0 million in lost profits and exemplary damages. We believe the claims set forth in the complaint to be without merit and intend to vigorously defend against same. Centra, Centra Wireless, Gary Fuchs, and Larry Garriott have entered a special appearance to dismiss the case for lack of personal jurisdiction. Midwest Cable Communications of Arkansas, Inc. has answered and interposed special exceptions and a plea in abatement.

     In January 2003, Centra, together with its subsidiary Midwest Cable and certain stockholders of Centra, filed a complaint in the United States District Court for the Southern District of New York against John Gioioso (a former consultant to Centra), William A. Newman and McGuireWoods LLP (formerly counsel to Centra), Philip Strassler, David Bukzin and Marcum & Kliegman (former accountants and tax advisors to Centra), and Edwin Ballou (a former employee of Global Towers, Inc., a subsidiary of Centra). The complaint alleges that Mr. Gioioso, assisted by the other defendants, defrauded Centra and its stockholders in the process of the formation of Centra. The complaint alleges that Mr. Gioioso attempted to obtain, indirectly, a substantial number of Centra shares for nominal consideration, and was unfairly and excessively compensated, given the nature of the fraud and the services he delivered. The complaint further alleges that, in structuring transactions at the direction of Mr. Gioioso, the attorney and accountant defendants committed malpractice, caused Centra to expend excessive fees, and caused Centra to engage in transactions that rendered no benefit to Centra, and subjected the stockholders to additional tax liability. The complaint further alleges that Mr. Ballou defrauded Centra by purportedly selling non-existent assets of a non-existent company (Global Towers, Inc.) to Centra in exchange for Centra shares, and was unfairly and excessively compensated, given the nature of the alleged fraud and the services he delivered. Three of the defendants, McGuireWoods, LLP Marcum & Kliegman, and Edwin Ballou, have asserted counterclaims for amounts claimed to be due them. We believe the claims set forth in the counterclaims to be without merit and intend to vigorously defend against same.

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

     In October 2002, Mr. Tom Newsom, the former Chief Financial Officer of Centra, filed a lawsuit against Centra for breach of his employment agreement. Mr. Newsom is seeking 27 months of salary totaling $168,750, 27 months of health insurance reimbursements totaling $12,739 and 100,000 shares of our common stock. Centra believes that it had cause to fire Mr. Newsom pursuant to his employment agreement and that there will be no amount due Mr. Newsom.

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

ITEM 2. CHANGE IN SECURITIES

     The following transactions were issued without registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon the exemptions from registration under Section 4(2) of the Securities Act and Regulation D during the three month period ended March 31, 2003.

     On January 29, 2003 we issued 14,893,716 shares of our common stock to LAGO Limited Liability Company, Lisa Trammell, Bonnie Capwell Brooks, Betty Tyler, Mike Smith, Gary Fuchs, Fuchs Family Trust, and Lee and Mary Capwell Trust in exchange for their 14,893,716 shares of Centra common stock, pursuant to a Share Exchange Agreement.

     On January 29, 2003, we issued 900,000 shares of our common stock to Gregory J. Smith and 300,000 shares of our common stock to Paul K. Chavez in exchange for their 200 shares of common stock of Smith & Co. Surveying Services, Inc. pursuant to a Plan of Reorganization and Share Exchange Agreement.

     On January 29, 2003, we issued 10,000 shares of our common stock to Rachel Levy in exchange for her 100 shares of common stock and 100 shares of Class A Preferred Stock of Razorback Acquisition Corp. pursuant to a Plan of Reorganization and Share Exchange Agreement.

     On February 7, 2003, we issued 4,416,924 shares of our common stock to TWS pursuant to an Asset Purchase Agreement.

     On February 7, 2003, we issued 210,330 shares of our common stock and 210,330 warrants to purchase common stock to Stanford Venture Capital Holdings, Inc. in exchange for gross proceeds of $500,000, pursuant to a Securities Purchase Agreement.

     On February 10, 2003, we issued 210,330 shares of our common stock and 210,329 warrants to purchase common stock to Stanford Venture Capital Holdings in exchange for gross proceeds of $500,000, pursuant to a Securities Purchase Agreement.

     In March 2003, we consummated the sale of an aggregate of 38,382 shares of Common Stock resulting in aggregate cash proceeds of $69,352 and equity valued at approximately $25,000 to 42 persons who are employed by or affiliated with the Company, and who acquired the shares for investment purposes pursuant to subscription agreements entered between July 2002 and March 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

     On April 1, 2003, we issued 210,330 shares of our common stock and 210,330 warrants to purchase common stock to Stanford Venture Capital Holdings in exchange for $500,000, pursuant to a Securities Purchase Agreement.

     On April 8, 2003, we issued 210,329 shares of common stock and 210,329 warrants to purchase common stock to Stanford Venture Capital Holdings in exchange for $500,000, pursuant to a Securities Purchase Agreement.

     In January 2003, Centra Wireless entered into a license agreement with Aero Solutions LLC, pursuant to which Centra Wireless has licensed the right to sell and install a reinforcement product that utilizes patented technology for use in the reinforcement of existing telecommunications towers.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits to this report are listed in the Exhibit Index at the end of this report.

(b) During the quarter ended March 31, 2003, we filed the following reports on Form 8-K:

     (i) a report on Form 8-K on February 5, 2003 containing information under Item 4 relating to a change in accountants;

     (ii) a report on Form 8-K on February 6, 2003 containing information under items 1, 2, 5 and 7, relating to the change in control of the Registrant as a result of the share exchange with Centra, the acquisition of assets of TWS, the acquisition of Smith & Co. and Razorback through share purchases and the sale of shares to Stanford;

     (iii) a report on Amendment No. 1 to Form 8-K, on February 26, 2003 containing information under item 7, amending the Form 8-K filed on February 5, 2003; and

     (iv) a report on Amendment No. 1 to Form 8-K, on February 27, 2003 containing information under item 7, amending the Form 8-K filed on February 6, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       RAKO CAPITAL CORPORATION


Date: May 19, 2003                    By: /s/ Lisa A. Trammell
                                         ---------------------------------------
                                      Lisa A. Trammell
                                      Chief Financial Officer, Chief Operating
                                      Officer, Secretary and Director

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

5. The Chief Financial Officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The Chief Financial Officer and I have indicated in this quartertly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 19, 2003


By: /s/ Gary M. Fuchs
    --------------------------------------
    Gary M. Fuchs
    Chief Executive Officer and Director

                            CERTIFICATION PURSUANT TO
                                18 U.S.C. ss.1350
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lisa A. Trammell, Chief Financial Officer, Chief Operating
Officer, Secretary and Director, hereby certify that:

7. I have reviewed this quarterly report on Form 10-QSB of RAKO Capital Corporation;

8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

11. The Chief Executive Officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors:

     c. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     d. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The Chief Executive Officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 19, 2003


By: /s/ Lisa A. Trammell
    ------------------------------------------------------
    Lisa A. Trammell
    Chief Financial Officer, Chief Operating Officer, Secretary and Director

                                  EXHIBIT INDEX

  Exhibit Number     Description

     3               Articles of Incorporation and By-Laws.

     3.1             Articles of Incorporation.(1)

     3.2             By-Laws, as amended. (4)

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

     Exhibit 10.19 Guaranty by Ms. Trammell to FNB of Springdale, dated December 29, 2000(3)

     Exhibit 10.20 Commercial Loan and Security Agreement, dated as of November 4, 1999, between Midwest Cable and First Financial Bank ("FFB")(3)

     Exhibit 10.21   Guaranty by Bonnie Capwell to FFB, dated November 4,
                     1999(3)

     Exhibit 10.22 Promissory Note in the aggregate principal amount of $25,401.00 issued to FFB by Midwest Cable, dated November 4, 1999(3)

     Exhibit 10.23 Promissory Note in the aggregate principal amount of $475,103.57 issued to Regions Bank ("Regions") by Smithwell Directional Boring, Inc. ("Smithwell"), dated April 5, 2001(3)

     Exhibit 10.24 Commercial Security Agreement, dated as of April 5, 2001, between Regions and Smithwell(3)

     Exhibit 10.25 Business Loan Agreement, dated as of April 25, 2001, between Smithwell and Regions(3)

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

     Exhibit 10.45 Subcontract Agreement, dated as of September 16, 2002 by and between Midwest Cable and Razorback Boars, LLC(3)

     Exhibit 10.46 Subcontract Agreement, dated as of September 18, 2002 by and between Midwest Cable and Central U.S. Underground Utilities(3)

     Exhibit 10.47 Subcontract Agreement, dated as of September 17, 2002 by and between Midwest Cable and Tria's Communication, Inc.(3)

     Exhibit 10.48 Subcontract Agreement, dated as of September 17, 2002 by and between Midwest Cable and Nelson Utility Construction, Inc.(3)

     Exhibit 10.49 Securities Purchase Agreement, dated as of February 5, 2003, by and among Registrant, Centra and Stanford Venture Capital Holdings, Inc., a Delaware Corporation ("SVCH")(2)

     Exhibit 10.50 Stockholders Agreement, dated as of February 7, 2003, between Registrant and TWS(4)

     Exhibit 10.51 Registration Rights Agreement, dated as of February 7, 2003, between Registrant and TWS(4)

     Exhibit 10.52 Registration Rights Agreement, dated as of February 7, 2003, between Registrant and SVCH(4)

     Exhibit 10.53 Warrant to purchase 210,330 shares of Common Stock issued to SVCH on February 7, 2003(4)

     Exhibit 10.54 Warrant to purchase 210,329 shares of Common Stock issued to SVCH on February 10, 2003(4)

     Exhibit 10.55 Warrant to purchase 210,330 shares of Common Stock issued to SVCH on April 1, 2003

     Exhibit 10.56 Warrant to purchase 210,329 shares of Common Stock issued to SVCH on April 8, 2003

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

     (4) Previously filed and incorporated herein by reference to our Current Report on Form 10-KSB for the Fiscal Year ended December 31, 2002, filed with the Securities and Exchange Commission on March 31, 2003.